Form 10-Q
period 2019-03-31
AMCI Acquisition Corp.
filed 2019-05-15
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38615

AMCI ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-0982969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

975 Georges Station Road, Suite 900, Greensburg, PA 15601
(Address of Principal Executive Offices, including zip code)

(724) 672-4319
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A Common Stock and one Redeemable Warrant	AMCIU	The NASDAQ Stock Market LLC

Common Stock, par value $0.0001 per share	AMCI	The NASDAQ Stock Market LLC

Warrants, each exercisable for one Class A Common Stock at $11.50 per share	AMCIW	The NASDAQ Stock Market LLC

As of May 15, 2019, there were 22,052,077 shares of Class A common stock, par value $0.0001, and 5,513,019 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

AMCI ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMCI ACQUISITION CORP.
CONDENSED BALANCE SHEETS
	March 31, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
Current Assets
Cash	$735,578	$886,279
Prepaid expenses and other current assets	139,896	129,825
Total Currents Assets	875,474	1,016,104

Cash and cash equivalents held in Trust Account	222,320,436	221,060,045
Total Assets	$223,195,910	$222,076,149

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$48,382	$55,364
Accrued offering costs	25,000	25,000
Franchise tax payable	161,489	54,000
Income tax payable	342,000	113,000
Total Current Liabilities	576,871	247,364

Deferred underwriting fees	7,718,227	7,718,227
Total Liabilities	8,295,098	7,965,591

Commitments

Common stock subject to possible redemption, 20,864,892 and 20,869,316 shares at redemption value at March 31, 2019 and December 31, 2018, respectively	209,900,810	209,110,550

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,187,185 and 1,182,761 issued and outstanding (excluding 20,864,892 and 20,869,316 shares subject to possible redemption at March 31, 2019 and December 31, 2018, respectively)	119	118
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,513,019 shares issued and outstanding at March 31, 2019 and December 31, 2018	551	551
Additional paid-in capital	3,901,440	4,691,701
Retained earnings	1,097,892	307,638
Total Stockholder’s Equity	5,000,002	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,195,910	$222,076,149

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

Operating expenses
General and administrative	$133,847
Franchise tax expense	107,290
Loss from operations	(241,137)

Other Income – dividends and interest	1,260,391
Income before provision for income tax	1,019,254
Provision for income tax	(229,000)
Net income	$790,254

Weighted average number of common shares outstanding, basic and diluted (1)	6,695,829
Basic and diluted net loss per share (2)	$(0.01)

(1)	Excludes an aggregate of up to 20,864,892 shares subject to possible redemption.

(2)	Excludes income of $874,163 attributable to common stock subject to possible redemption (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	1,182,761	$118	5,513,019	$551	$4,691,701	$307,638	$5,000,008
Change in common stock subject to possible redemption	4,424	1	-	-	(790,261)	-	(790,260)
Net income	-	-	-	-	-	790,254	790,254
Balance at March 31, 2019 (Unaudited)	1,187,185	$119	5,513,019	$551	$3,901,440	$1,097,892	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

Cash Flows from Operating Activities:
Net income	$790,254
Adjustments to reconcile net income to net cash used in operating activities:
Other income – dividends and interest on Trust Account	(1,260,391)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,071)
Accounts payable	(6,982)
Franchise tax payable	107,489
Income tax payable	229,000
Net cash used in operating activities	(150,701)

Net Change in Cash	(150,701)
Cash – Beginning	886,279
Cash – Ending	$735,578

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$790,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

As of March 31, 2019, the Company had not commenced any operations. All activity through March 31, 2019 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and its search for a suitable Business Combination.

The registration statement for the Company's Initial Public Offering was declared effective on November 15, 2018. On November 20, 2018, the Company consummated the Initial Public Offering of 20,000,000 units ("Units" and, with respect to the shares of Class A common stock included in the Units offered, the "Public Shares"), generating total gross proceeds of $200,000,000, which is described in Note 3.

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

Transaction costs amounted to $12,653,266, consisting of $4,410,416 of underwriting fees, $7,718,227 of deferred underwriting fees and $524,623 of other costs. In addition, $735,578 of cash was held outside of the Trust Account and is available for working capital purposes as of March 31, 2019.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the remaining net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the "public stockholders") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion unless otherwise required by law or regulation. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company's warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company's Sponsor, officers and directors (the "initial stockholders") have agreed to vote their Founder Shares (as defined below in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

The Company has until May 20, 2020 to consummate a Business Combination (the "Combination Period"). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining stockholders and the Company's board of directors, dissolve and liquidate, subject in each case to the Company's obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company's warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at March 31, 2019, the Company had $735,578 in cash, working capital of $802,092, and $1,799,666 of interest available to pay for tax obligations.

The Company’s liquidity needs have been satisfied to date through the contribution of $25,000 from the sale of the founders’ shares, the loan from the Sponsor in an aggregate amount of $218,610 under the form of promissory note, and the net proceeds from the sale of the Private Placement Warrants not held in the Trust Account. The Company repaid to the Sponsor in full on November 23, 2018.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of the financial statements.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. Operating results for the three months ended March 31, 2019 is not necessarily indicative of the results that may be expected for the year ended December 31, 2019.  In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on April 1, 2019.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of balance sheet in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

Cash and cash equivalents held in Trust Account

At March 31, 2019, the assets held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $222,320,436 and $221,060,045 held in Trust Account as of March 31, 2019 and December 31, 2018, respectively.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders' equity. The Company's common stock features certain redemption rights that are considered to be outside of the Company's control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders' equity section of the Company's balance sheets.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 20,864,892 shares of common stock subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 27,962,493 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Reconciliation of net loss per common share

The Company's net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company.  Accordingly, basic and diluted loss per common share is calculated as follows:

For the Three Months Ended March 31, 2019
Net income	790,254
Less: Income attributable to common stock subject to possible redemption	(874,163)
Adjusted net loss	$(83,909)
Weighted average shares outstanding, basic and diluted	6,695,829
Basic and diluted net loss per common share	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 3 - Initial Public Offering

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

Note 5 - Related Party Transactions

Founder Shares

On June 25, 2018, the Sponsor purchased 5,750,000 shares (the "Founder Shares") of the Company's Class B common stock for an aggregate price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7.  In October 2018, the Sponsor transferred 35,000 founder shares to each of Messrs. Uren, Clark and Grant, the Company's independent director nominees, and 100,000 each to Messrs. Hunter, Beem and Patel, the Company's officers.

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on November 16, 2018 through the earlier of the Company's consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2019, the Company recorded $30,000 in fees in connection with such services in general and administrative expenses in the accompanying statement of operations.

Related Party Loans

On June 25, 2018, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Promissory Note"). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. $218,610 was outstanding under the Promissory Note as of November 20, 2018. The Company repaid the outstanding balance of the Promissory Note in the amount of $218,610 to the Sponsor on November 23, 2018.

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

Note 6 - Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on November 15, 2018, the holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants), Forward Purchase Units (and any shares of Class A Common Stock issuable upon the exercise of the Forward Purchase Units and the Shares of Class A Common Stock underlying the warrants underlying the Forward Purchase Units) and securities that may be issued upon conversion of Working Capital Loans are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Other Agreements

In May 2018, the Company entered into an agreement with a legal firm to assist the Company with a potential business combination and related securities and corporate work. The Company has agreed to pay a portion of the invoices and the payment of the remaining amount will be deferred until the consummation of the Business Combination.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

In November 2018, the Company entered into an agreement with a transfer agent and trust company. The Company has paid a portion of the initial fees and the payment of the remaining amount will be deferred until the consummation of the Business Combination.

As of March 31, 2019, the aggregate amount deferred for such legal firm and transfer agent and trust company was $24,784. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of March 31, 2019.

Note 7 - Stockholder's Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 1,187,185 and 1,182,761 shares of Class A common stock issued and outstanding, excluding 20,864,892 and 20,869,316 shares of common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 5,513,019 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent securities issued, or to be issued, to any seller in a Business Combination, any private placement equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Warrants - Each warrant is exercisable to purchase one share of our Class A common stock at an exercise price of $11.50 per share.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019
(Unaudited)

Note 8 - Fair Value Measurements

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1 : Observable inputs such as quoted prices in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The following table presents information about the Company’s assets that are measured on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$222,320,436

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$221,060,045

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to AMCI Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to AMCI Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on June 18, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●
may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
●
could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 18, 2018 (inception) to March 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2019, we had net income of $790,254, which consists of dividend and interest income earned in the trust account of $1,260,391, offset by operating costs of $241,137 and a provision for income taxes of $229,000.

Liquidity and Capital Resources

On November 20, 2018, the Company consummated its initial public offering (“IPO”) of 20,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one warrant of the Company (“Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. The Company had granted the underwriters for the IPO (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any (“Over-Allotment Units”). On November 27, 2018, the Underwriters exercised the option in part and purchased an aggregate of 2,052,077 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $20,520,770.

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

For the three months ended March 31, 2019, cash used in operating activities was $150,701, consisting primarily of net income of $790,254, offset by dividend and interest income earned in trust account $1,260,391. Changes in operating assets and liabilities provided $319,436 of cash from operating activities.

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

As of March 31, 2019, we had cash of $735,578 held outside the trust account, working capital of $802,092, and $1,799,666 of interest available to pay for our tax obligations.  We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreement exist with respect to such loans.  We do not seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business a year from the date that the financial statements are issued. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of the financial statements.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, utilities and administrative support to us. We began incurring these fees on November 16, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

Critical Accounting Policies

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 20,864,892 shares of common stock subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering and the sale of the private warrants held in the trust account are invested in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invested only in direct U.S. government treasury obligations.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K filed with the SEC on April 1, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 20, 2018, we consummated our Initial Public Offering of 20,000,000 units.  The units were sold at an offering price of $10.00 per unit generating total gross proceeds of $200,000,000. Jefferies LLC acted as the sole book running manager and UBS Investment Bank acted as lead manager.  The Company had granted the underwriters a 45-day option to purchase up to 3,000,000 additional units to cover over-allotments, if any.  On November 27, 2018, the underwriters exercised the option in part and purchased an aggregate of 2,025,077 over-allotment units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $20,520,770.  The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-227994).  The SEC declared the registration statement effective on November 15, 2018.

Simultaneously with the consummation of the Initial Public Offering and the subsequent over-allotment, we consummated a private placement of 5,500,000 warrants (the “Private Placement Warrants”) to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $5,500,000. On November 27, 2018, in connection with the sale of over-allotment units, the Company consummated a private sale of an additional 410,416 private placement warrants to the Sponsor, generating gross proceeds of $410,416.  Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants sold in the Initial Public Offering.

Of the gross proceeds received from the Initial Public Offering and private placement of Private Placement Warrants, $220,520,770 was placed in a trust account.

We paid a total of $4,410,416 in underwriting fees and $524,623 for other costs and expenses related to the Initial Public Offering.  In addition, the underwriters agreed to defer $7,718,227 in underwriting fees.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCI ACQUISITION CORP.

Date: May 15, 2019		/s/ William Hunter
	Name:	William Hunter
	Title:	Chief Executive Officer, Chief Financial Officer President and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)