Form 10-Q
period 2019-06-30
AMCI Acquisition Corp.
filed 2019-08-09
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 22,052,077 shares of Class A common stock, par value $0.0001, and 5,513,019 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

AMCI ACQUISITION CORP.
Quarterly Report on Form 10-Q

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	1

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2019 (Unaudited) and for the period from June 18, 2018 (inception) through June 30, 2018	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2019 (Unaudited) and for the period from June 18, 2018 (inception) through June 30, 2018	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2019 (Unaudited) and for the period from June 18, 2018 (inception) through June 30, 2018	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMCI ACQUISITION CORP.
CONDENSED BALANCE SHEETS
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$639,287	$886,279
Prepaid expenses and other current assets	90,083	129,825
Total Currents Assets	729,370	1,016,104

Cash and cash equivalents held in Trust Account	223,336,547	221,060,045
Total Assets	$224,065,917	$222,076,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,897	$55,364
Accrued offering costs	25,000	25,000
Franchise tax payable	100,050	54,000
Income tax payable	473,000	113,000
Total Current Liabilities	603,947	247,364

Deferred underwriting fees	7,718,227	7,718,227
Total Liabilities	8,322,174	7,965,591

Commitments

Common stock subject to possible redemption, 20,865,717 and 20,869,316 shares at redemption value at June 30, 2019 and December 31, 2018, respectively	210,743,740	209,110,550

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,186,360 and 1,182,761 issued and outstanding (excluding 20,865,717 and 20,869,316 shares subject to possible redemption at June 30, 2019 and December 31, 2018, respectively)	119	118
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,513,019 shares issued and outstanding at June 30, 2019 and December 31, 2018	551	551
Additional paid-in capital	3,058,510	4,691,701
Retained earnings	1,940,823	307,638
Total Stockholders’ Equity	5,000,003	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,065,917	$222,076,149

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019	For the period from June 18, 2018 (inception) through June 30, 2018
Operating expenses
General and administrative	$103,370	$237,217	$2,600
Franchise tax expense	50,250	157,540	-
Loss from operations	(153,620)	(394,757)	(2,600)

Other Income – dividends and interest	1,270,690	2,531,081	-
Income before provision for income tax	1,117,070	2,136,324	(2,600)
Provision for income tax	(274,139)	(503,139)	-
Net income	$842,931	$1,633,185	$(2,600)

Weighted average number of common shares outstanding, basic and diluted (1)(2)	6,700,195	6,695,800	5,000,000
Basic and diluted net loss per share (3)	$(0.02)	$(0.03)	$(0.00)

(1)	Excludes an aggregate of 20,865,717 and 0 shares subject to possible redemption as of June 30, 2019 and June 30, 2018, respectively.

(2)	Excludes an aggregate of up to 750,000 shares subject to forfeiture as of June 30, 2018 if the over-allotment option is not exercised in full or in part by the underwriters.

(3)	Excludes income of $949,978 and $1,824,175 attributable to common stock subject to possible redemption for the Three and Six Months Ended June 30, 2019, respectively (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND FOR THE PERIOD FROM JUNE 18, 2018 (INCEPTION) THROUGH JUNE 30, 2018
(Unaudited)

	Shares of Class A Common Stock		Shares of Class B Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 1, 2019	1,182,761	$118	5,513,019	$551	$4,691,701	$307,638	$5,000,008
Change in common stock subject to possible redemption	4,424	1	-	-	(790,261)	-	(790,260)
Net income	-	-	-	-	-	790,254	790,254
Balance at March 31, 2019	1,187,185	$119	5,513,019	$551	$3,901,440	$1,097,892	$5,000,002

Change in common stock subject to possible redemption	(825)	-	-	-	(842,930)	-	(842,930)
Net income	-	-	-	-	-	842,931	842,931
Balance at June 30, 2019	1,186,360	$119	5,513,019	$551	$3,058,510	$1,940,823	$5,000,003

	Shares of Class A Common Stock		Shares of Class B Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at June 18, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (1)	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(2,600)	(2,600)
Balance at June 30, 2018	-	$-	5,750,000	$575	$24,425	$(2,600)	$22,400

(1)	Includes 750,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2019	For the Period from June 18, 2018 (inception) through June 30, 2018

Cash Flows from Operating Activities:
Net income/(loss)	$1,633,185	$(2,600)
Adjustments to reconcile net income to net cash used in operating activities:
Other income – dividends and interest on Trust Account	(2,531,081)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	39,742	-
Accounts payable	(49,467)	-
Franchise tax payable	46,050	-
Income tax payable	360,000	-
Net cash used in operating activities	(501,571)	(2,600)

Cash Flows from Investing Activities:
Trust Account withdrawals for the payment of franchise taxes and income taxes	254,579	-
Net cash provided by investing activities	254,579	-

Cash Flows from Financing Activities:
Deferred offering costs	-	(40,000)
Proceeds from issuance of common stock to Sponsor	-	25,000
Increase in Promissory Note – related party	-	142,600
Net cash provided by financing activities	-	127,600

Net Change in Cash	(246,992)	125,000
Cash – Beginning	886,279	-
Cash – Ending	$639,287	$125,000

Supplemental Disclosure for Cash Flow activities:
Cash paid for income taxes	$143,139	$-

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,633,190	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
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

As of June 30, 2019, the Company had not commenced any operations. All activity through June 30, 2019 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and its search for a suitable Business Combination.

The registration statement for the Company's Initial Public Offering was declared effective on November 15, 2018. On November 20, 2018, the Company consummated the Initial Public Offering of 20,000,000 units ("Units" and, with respect to the shares of Class A common stock included in the Units sold, the "Public Shares"), generating total gross proceeds of $200,000,000, which is described in Note 3.

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

Transaction costs amounted to $12,653,266, consisting of $4,410,416 of underwriting fees, $7,718,227 of deferred underwriting fees and $524,623 of other costs. In addition, $639,287 of cash was held outside of the Trust Account and is available for working capital purposes as of June 30, 2019.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
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
JUNE 30, 2019
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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at June 30, 2019, the Company had $639,287 in cash, working capital of $698,473, and $2,815,777 of interest available to pay its tax obligations.

The Company’s liquidity needs have been satisfied to date through the contribution of $25,000 from the sale of the founders’ shares, the loan from the Sponsor in an aggregate amount of $218,610 under the form of promissory note, and the net proceeds from the sale of the Private Placement Warrants not held in the Trust Account. The Company repaid to the Sponsor in full on November 23, 2018.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations through May 20, 2020.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. Operating results for the six months ended June 30, 2019 is not necessarily indicative of the results that may be expected for the year ended December 31, 2019.  In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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
JUNE 30, 2019
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

Cash and cash equivalents held in Trust Account

At June 30, 2019, the assets held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $223,336,547 and $221,060,045 held in Trust Account as of June 30, 2019 and December 31, 2018, respectively.  During the six months ended June 30, 2019, the Company withdrew $254,579 for the payment of franchise taxes and income taxes.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 20,865,717 and no shares of common stock subject to possible redemption at June 30, 2019 and June 30, 2018, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 27,962,493 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Reconciliation of net loss per common share

The Company's net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company.  Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019	For the period from June 18, 2018 (inception) through June 30, 2018
Net income (loss)	842,931	1,633,185	(2,600)
Less: Income attributable to common stock subject to possible redemption	(949,978)	(1,824,175)	-
Adjusted net loss	$(107,047)	$(190,990)	$(2,600)
Weighted average shares outstanding, basic and diluted	6,700,195	6,695,800	5,000,000
Basic and diluted net loss per common share	$(0.02)	$(0.03)	$0.00

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's condensed financial statements.

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 22,052,077 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable warrant ("Public Warrant"). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 - Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $5,500,000. Simultaneously with the exercise of the over-allotment, the Sponsor purchased an aggregate of 410,416 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $410,416. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the sale of the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The warrants will expire five years after the completion of the Company's Business Combination or earlier upon liquidation.

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on November 16, 2018 through the earlier of the Company's consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support. For the six months ended June 30, 2019, the Company recorded $60,000 in fees in connection with such services in general and administrative expenses in the accompanying statement of operations. There were no fees payable and outstanding as of June 30, 2019.

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

Note 6 – Commitments

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

As of June 30, 2019, the aggregate amount deferred for such legal firm and transfer agent and trust company was $25,708. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of June 30, 2019.

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 1,186,360 and 1,182,761 shares of Class A common stock issued and outstanding, excluding 20,865,717 and 20,869,316 shares of common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 5,513,019 shares of Class B common stock issued and outstanding.

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2019
(Unaudited)

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

The following table presents information about the Company’s assets that are measured on a recurring basis at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$223,336,547

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$221,060,045

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2019, we had net income of $842,931, which consists of dividend and interest income earned in the trust account of $1,270,690, offset by operating costs of $153,620 and a provision for income taxes of $274,139.

For the six months ended June 30, 2019, we had net income of $1,633,185, which consists of dividend and interest income earned in the trust account of $2,531,081, offset by operating costs of $394,757 and a provision for income taxes of $503,139.

For the period from June 18, 2018 (inception) through June 30, 2018, we had net loss of $2,600, which consists of operating costs of $2,600.

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

For the six months ended June 30, 2019, cash used in operating activities was $501,571, consisting primarily of net income of $1,633,185, offset by dividend and interest income earned in trust account $2,531,081. Changes in operating assets and liabilities provided $396,325 of cash from operating activities.

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

As of June 30, 2019, we had cash of $639,287 held outside the trust account, working capital of $698,473, and $2,815,777 of interest available to pay for our tax obligations.  We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through May 20, 2020. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of the financial statements.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 20,865,717 shares of common stock subject to possible redemption at June 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering and the sale of the private warrants held in the trust account are invested in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invested only in direct U.S. government treasury obligations.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMCI ACQUISITION CORP.

Date: August 9. 2019		/s/ William Hunter
	Name:	William Hunter
	Title:	Chief Executive Officer, Chief Financial Officer President and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)