Form 10-Q
period 2019-09-30
AMCI Acquisition Corp.
filed 2019-11-12
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	AMCIU	The NASDAQ Stock Market LLC

Common Stock, par value $0.0001 per share	AMCI	The NASDAQ Stock Market LLC

Warrants, each exercisable for one share of Class A Common Stock at $11.50 per share	AMCIW	The NASDAQ Stock Market LLC

As of November 12, 2019, there were 22,052,077 shares of Class A common stock, par value $0.0001, and 5,513,019 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

AMCI ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2019 (Unaudited), for the Three Months Ended September 30, 2018 (Unaudited) and for the period from June 18, 2018 (inception) through September 30, 2018 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 (Unaudited), for the Three Months Ended September 30, 2018 (Unaudited) and for the period from June 18, 2018 (inception) through September 30, 2018 (Unaudited)	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2019 (Unaudited) and for the period from June 18, 2018 (inception) through September 30, 2018 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMCI ACQUISITION CORP.
CONDENSED BALANCE SHEETS
	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$588,841	$886,279
Prepaid expenses and other current assets	41,483	129,825
Total Currents Assets	630,324	1,016,104

Cash and cash equivalents held in Trust Account	224,515,800	221,060,045
Total Assets	$225,146,124	$222,076,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,668	$55,364
Accrued offering costs	-	25,000
Franchise tax payable	150,050	54,000
Income tax payable	678,278	113,000
Total Current Liabilities	843,996	247,364

Deferred underwriting fees	7,718,227	7,718,227
Total Liabilities	8,562,223	7,965,591

Commitments

Common stock subject to possible redemption, 20,866,262 and 20,869,316 shares at redemption value at September 30, 2019 and December 31, 2018, respectively	211,583,900	209,110,550

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,185,815 and 1,182,761 issued and outstanding (excluding 20,866,262 and 20,869,316 shares subject to possible redemption at September 30, 2019 and December 31, 2018, respectively)	119	118
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,513,019 shares issued and outstanding at September 30, 2019 and December 31, 2018	551	551
Additional paid-in capital	2,243,350	4,691,701
Retained earnings	2,755,981	307,638
Total Stockholders’ Equity	5,000,001	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,146,124	$222,076,149

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the period from June 18, 2018 (inception) through September 30, 2018
Operating expenses
Formation and operating costs	$114,179	$351,396	$1,177	$3,777
Franchise tax expense	50,000	207,540	-	-
Loss from operations	(164,179)	(558,936)	(1,177)	(3,777)

Other Income – dividends and interest	1,179,253	3,710,334	-	-
Income before provision for income tax	1,015,074	3,151,398	(1,177)	(3,777)
Provision for income tax	(199,916)	(703,055)	-	-
Net income	$815,158	$2,448,343	(1,177)	$(3,777)

Weighted average number of common shares outstanding, basic and diluted (1)(2)	6,699,373	6,695,791	5,000,000	5,000,000
Basic and diluted net loss per share (3)	$(0.01)	$(0.04)	(0.00)	$(0.00)

(1)	Excludes an aggregate of 20,866,262 shares subject to possible redemption as of September 30, 2019.

(2)	Excludes an aggregate of up to 750,000 shares subject to forfeiture as of September 30, 2018 if the over-allotment option was not exercised in full or in part by the underwriters.

(3)	Excludes income of $879,363 and $2,703,586 attributable to common stock subject to possible redemption for the Three and Nine Months Ended September 30, 2019, respectively (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019, FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND FOR THE PERIOD FROM JUNE 18, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018
(Unaudited)

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2019	1,182,761	$118	5,513,019	$551	$4,691,701	$307,638	$5,000,008
Change in common stock subject to possible redemption	4,424	1	-	-	(790,261)	-	(790,260)
Net income	-	-	-	-	-	790,254	790,254
Balance at March 31, 2019	1,187,185	$119	5,513,019	$551	$3,901,440	$1,097,892	$5,000,002

Change in common stock subject to possible redemption	(825)	-	-	-	(842,930)	-	(842,930)
Net income	-	-	-	-	-	842,931	842,931
Balance at June 30, 2019	1,186,360	$119	5,513,019	$551	$3,058,510	$1,940,823	$5,000,003

Reversal of offering costs	-	-	-	-	25,000	-	25,000
Change in common stock subject to possible redemption	(545)	-	-	-	(840,160)	-	(840,160)
Net income	-	-	-	-	-	815,158	815,158
Balance at September 30, 2019	1,185,815	$119	5,513,019	$551	$2,243,350	$2,755,981	$5,000,001

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance at June 18, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (1)	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(2,600)	(2,600)
Balance at June 30, 2018	-	$-	5,750,000	$575	$24,425	$(2,600)	$22,400

Net loss	-	-	-	-	-	(1,177)	(1,177)
Balance at September 30, 2018	-	$-	5,750,000	$575	$24,425	$(3,777)	$(21,223)

(1)	Included 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2019	For the Period from June 18, 2018 (inception) through September 30, 2018

Cash Flows from Operating Activities:
Net income/(loss)	$2,448,343	$(3,777)
Adjustments to reconcile net income to net cash used in operating activities:
Other income – dividends and interest on Trust Account	(3,710,334)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	88,342	-
Accrued expenses	-	92
Accounts payable	(39,696)	-
Franchise tax payable	96,050	-
Income tax payable	565,278	-
Net cash used in operating activities	(552,017)	(3,685)

Cash Flows from Investing Activities:
Trust Account withdrawals for the payment of franchise taxes and income taxes	254,579	-
Net cash provided by investing activities	254,579	-

Cash Flows from Financing Activities:
Deferred offering costs	-	(130,000)
Proceeds from issuance of common stock to Sponsor	-	25,000
Increase in Promissory Note – related party	-	142,600
Net cash provided by financing activities	-	37,600

Net Change in Cash	(297,438)	33,915
Cash – Beginning	886,279	-
Cash – Ending	$588,841	$33,915

Supplemental Disclosure for Cash Flow activities:
Cash paid for income taxes	$143,139	$-

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$2,473,350	$-
Reversal of deferred offering costs over accrual	$25,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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

As of September 30, 2019, the Company had not commenced any operations. All activity through September 30, 2019 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and its search for a suitable Business Combination.

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

On November 27, 2018, the Company closed on the sale of 2,052,077 additional units at a price of $10.00 per unit upon receiving notice of the underwriters' election to partially exercise their over-allotment option, generating additional gross proceeds of $20,520,770, which were placed in the Trust Account and incurring additional offering costs of $410,416 in underwriting fees, which were paid via purchase by the Sponsor of an additional 410,416 Private Placement Warrants at a price of $1.00 per warrant. As a result of the partial exercise of the over-allotment option by the Underwriters and the expiration of the remaining portion of the over-allotment option, the Sponsor forfeited 236,981 Founder Shares.

Transaction costs amounted to $12,628,266, consisting of $4,410,416 of underwriting fees, $7,718,227 of deferred underwriting fees and $499,623 of other costs. In addition, $588,841 of cash remained outside of the Trust Account and was available for working capital purposes as of September 30, 2019.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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
SEPTEMBER 30, 2019
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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.00 per share.

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

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at September 30, 2019, the Company had $588,841 in cash, working capital of $614,656, and $3,995,030 of interest available to pay its tax obligations.

The Company’s liquidity needs have been satisfied to date through the contribution of $25,000 from the sale of the founders’ shares, the loan from the Sponsor in an aggregate amount of $218,610 under the form of promissory note, and the net proceeds from the sale of the Private Placement Warrants not held in the Trust Account.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations through May 20, 2020.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. Operating results for the nine months ended September 30, 2019 is not necessarily indicative of the results that may be expected for the year ended December 31, 2019.  In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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
SEPTEMBER 30, 2019
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

Cash and cash equivalents held in Trust Account

At September 30, 2019, the assets held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $224,515,800 and $221,060,045 held in Trust Account as of September 30, 2019 and December 31, 2018, respectively.  During the nine months ended September 30, 2019, the Company withdrew $254,579 for the payment of franchise taxes and income taxes.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 20,866,262 shares of common stock subject to possible redemption at September 30, 2019 and 750,000 shares of common stock subject to forfeiture at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 27,962,493 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

Reconciliation of net loss per common share

The Company's net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company.  Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the period from June 18, 2018 (inception) through September 30, 2018
Net income (loss)	$815,158	$2,448,343	$(1,177)	$(3,777)
Less: Income attributable to common stock subject to possible redemption	(879,363)	(2,703,586)	-	-
Adjusted net loss	$(64,205)	$(255,243)	$(1,177)	$(3,777)
Weighted average shares outstanding, basic and diluted	6,699,373	6,695,791	5,000,000	5,000,000
Basic and diluted net loss per common share	$(0.01)	$(0.04)	(0.00)	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
SEPTEMBER 30, 2019
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

Note 4 - Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,500,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant for an aggregate purchase price of $5,500,000. Simultaneously with the exercise of the over-allotment, the Sponsor purchased an aggregate of 410,416 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $410,416. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the sale of the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The warrants will expire five years after the completion of the Company's Business Combination or earlier upon liquidation.

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

As a result of the partial exercise of the over-allotment option by the Underwriters and the expiration of the remaining portion of the over-allotment option, the Sponsor forfeited 236,981 Founder Shares.

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on November 16, 2018 through the earlier of the Company's consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support. For the nine months ended September 30, 2019, the Company recorded $90,000 in fees in connection with such services in general and administrative expenses in the accompanying statement of operations. There were no fees payable and outstanding as of September 30, 2019.

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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

As of September 30, 2019, the aggregate amount deferred for such legal firm and transfer agent and trust company was $26,706. The deferred amount is an unrecognized contingent liability, as closing of a potential business combination was not considered probable as of September 30, 2019.

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 1,185,815 and 1,182,761 shares of Class A common stock issued and outstanding, excluding 20,866,262 and 20,869,316 shares of common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 5,513,019 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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

Warrants - Each warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(Unaudited)

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

The following table presents information about the Company’s assets that are measured on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$224,515,800

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$221,060,045

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2019, we had net income of $815,158, which consists of dividend and interest income earned in the trust account of $1,179,253, offset by operating costs of $164,179 and a provision for income taxes of $199,916.

For the nine months ended September 30, 2019, we had net income of $2,448,343, which consists of dividend and interest income earned in the trust account of $3,710,334, offset by operating costs of $558,936 and a provision for income taxes of $703,055.

For the three months ended September 30, 2018, we had net loss of $1,177, which consists of formation costs of $1,177.

For the period from June 18, 2018 (inception) through September 30, 2018, we had net loss of $3,777, which consists of formation costs of $3,777.

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

For the nine months ended September 30, 2019, cash used in operating activities was $577,017, consisting primarily of net income of $2,448,343, offset by dividend and interest income earned in trust account $3,710,334. Changes in operating assets and liabilities provided $684,974 of cash from operating activities.

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

As of September 30, 2019, we had cash of $588,841 held outside the trust account, working capital of $614,656, and $3,995,030 of interest available to pay for our tax obligations.  We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreement exist with respect to such loans.  We do not seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations through the earlier of the Company's consummation of a Business Combination and its liquidation from the date of issuance of the financial statements.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 20,866,262 shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering and the sale of the private warrants held in the trust account are invested in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invested only in direct U.S. government treasury obligations.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $4,410,416 in underwriting fees and $499,623 for other costs and expenses related to the Initial Public Offering.  In addition, the underwriters agreed to defer $7,718,227 in underwriting fees.

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

AMCI ACQUISITION CORP.

Date: November 12. 2019		/s/ William Hunter
	Name:	William Hunter
	Title:	Chief Executive Officer, Chief Financial Officer
President and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)