Form 10-K
period 2019-12-31
AMCI Acquisition Corp.
filed 2020-03-27
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-38339

AMCI ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-0982969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 Ligonier Street, Suite 370 Latrobe, PA	15650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 672-4319
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	AMCI	The NASDAQ Stock Market LLC
Warrants to purchase one share of Common Stock	AMCIW	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	AMCIU	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 28, 2019: $219,197,645 based upon the closing sale price of our common stock of $9.94 on that date.

As of March 23, 2020, there were 22,052,077 shares of  Class A common stock, par value $0.0001 per share (“Class A common stock”) and 5,513,019 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

i

 Unless otherwise stated in this annual report on Form 10-K (this “Report”), references to:

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

Our sponsor is an affiliate of the AMCI Group of companies, or “AMCI”. AMCI, founded in 1986 by Hans J. Mende and Fritz R. Kundrun, is a privately held natural resources investment management company that manages various assets in the natural resource industry globally, owning businesses across the value chain of energy and metal commodities with strategic investments in steelmaking coal, minerals, metals, energy and transportation. AMCI has invested over $1.5 billion in more than 40 Natural Resource and METS transactions and employs an investment philosophy focused on adding value across the spectrum. We intend to acquire a business that could benefit from a hands-on partner with extensive operational experience and that presents potential for an attractive risk-adjusted returns. Our management team has extensive experience in identifying and executing acquisitions in the steelmaking coal, mineral, energy and transportation sectors including companies which provide services to these sectors. AMCI also has a long history of partnering with leading global private equity investors who are seeking to invest in the natural resources sector including prior investments with funds managed by Riverstone Holdings, Blackstone Group and First Reserve Corporation. In addition, our team has significant experience working with some of AMCI’s private companies in preparing for and executing an initial public offering and serving as active owners and directors, working closely with these companies to help create value in the public markets. We are led by our management team of Hans Mende, our Chairman, William Hunter, our Chief Executive Officer, President and Chief Financial Officer, Brian Beem, our Executive Vice President and Nimesh Patel, our Executive Vice President. Messrs. Mende, Hunter, Beem and Patel are affiliated with our sponsor AMCI Group. Over the course of their careers, Messrs. Mende, Hunter, Beem and Patel have developed a broad international network of contacts and corporate relationships that we believe serves as a critical source of investment opportunities. We seek to capitalize on the global network and investing as well as the operating experience of our management team to identify, acquire and operate one or more businesses or assets in the Natural Resources and METS sectors. Given the global nature of the business, we intend to pursue transactions within or outside of the United States. We believe that our management team is well positioned to take advantage of investment opportunities and that AMCI’s deep domain expertise and broad global network allows us to identify, evaluate and consummate a business combination. Notably, we believe that the current market environment, which has forced many Natural Resources and METS related companies into a state of undercapitalization, has significantly increased the number of investment opportunities in the sector.

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

We may, at our option, pursue an affiliated joint acquisition (“Affiliated Joint Acquisition”) opportunity with one or more entities affiliated with Mr. Mende, our Executive Chairman and Mr. Kundrun, both of whom are affiliates of our sponsor and AMCI, that we may determine to make in connection with financing our initial business combination, or with AMCI, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and AMCI considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Report. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the contingent forward purchase securities issued pursuant to the contingent forward purchase contract. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock. The issuance of the contingent forward purchase securities will not result in such an adjustment to the conversion of our Class B common stock.

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

Financial Position

With funds available for an initial business combination in the amount of $220,520,770, after payment of $7,718,227 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, including the proceeds from the up to $50,000,000 contingent forward purchase contract to purchase up to 5,000,000 units by the contingent forward purchaser, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•
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

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2019 ($224,564,899) is approximately $10.18 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
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

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $520,422 of proceeds held outside the trust account (as of December 31, 2019), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance and franchise taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $520,422 from the proceeds of our initial public offering held outside the trust account (as of December 31, 2019) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The company may need to raise additional capital through loans or additional investments from its sponsor, an affiliate of the sponsor or the company’s officers and directors. The company’s sponsor, an affiliate of the sponsor or the company’s officers and directors may, but are not obligated to, loan the company funds as may be required. Accordingly, the company may not be able to obtain additional financing. If the company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial business combination. The company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the company be unable to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

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

If we seek stockholder approval of our initial business combination our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by May 20, 2020. We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

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

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

You will not be entitled to protections normally afforded to investors of some other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our securities trade and that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

The funds available to us outside of the trust account may not be sufficient to allow us to operate until May 20, 2020, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account ($520,422 as of December 31, 2019) will be sufficient to allow us to operate until May 20, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only $520,422 as of December 31, 2019 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to that certain letter agreement by and between the Company, our officers, directors and our sponsor, dated November 15, 2018, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

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

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we are focusing our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 20, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing of our initial business combination within four business days following such closing.  These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

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

•
the markets we may serve may be subject to general economic conditions and cyclical demand, which could lead to significant shifts in our results of operations from quarter to quarter that make it difficult to project long-term performance;

•	our processes, inputs, raw materials or services may be subject to risks associated with global climate change and public and government actions in response thereto;

•	fluctuations in customer demand;

•	the cyclical nature of the underlying markets may cause fluctuations in the market price of the goods or commodities being sold;

•	competition and consolidation of the specific sector of the industry within which the target business operates;

•	volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results;

•	supplier stability, factory or operational transitions and capacity constraints;

•	inability to obtain necessary insurance coverage for the target business’ operations;

•
additional expenses and delays due to technical problems, labor problems (including union disruptions) or other interruptions at our manufacturing or operational facilities after our initial business combination;

•	work-related accidents that may expose us to liability claims;

•
our manufacturing processes and products not complying with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, the demand for our products declining and potential liability claims;

•
litigation and other proceedings, including that we may be liable for damages based on product liability claims, and we may also be exposed to potential indemnity claims from customers for losses due to our work or if our employees are injured performing services;

•	warranty claims related to our products, and resulting reputational damage and incurrence of significant costs;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	changes in tariffs and other trade practices;

•	inability to protect our intellectual property rights;

•	our products and manufacturing processes being subject to technological change;

•
being subject to applicable laws and regulations of federal, state and provincial governments, including environmental and health and safety laws and regulations, and the costs of compliance with such regulations;

•
disruption or failure of networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	fluctuations in foreign currency exchange rates; and

•	the failure of our customers to pay the amounts owed to us in a timely manner.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 1501 Ligonier Street, Suite 370, Latrobe, Pennsylvania 15650. Such facility is provided by AMCI Holdings, Inc. (an affiliate of our sponsor) for a monthly fee of $10.000.

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

Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “AMCIU,” “AMCI” and “AMCIW,” respectively. Our units commenced public trading on November 16, 2018, and our Class A common stock and warrants commenced public trading on December 26, 2018.

Holders

On March 23, 2020, there was one holder of record of our units, one holder of record of our Class A common stock, seven holders of record of our Class B common stock and two holders of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

This section is not required for smaller reporting companies.

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

Overview

We are an early stage blank check company incorporated as a Delaware corporation on June 18, 2018 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We intend to complete our initial business combination using cash from the proceeds of this offering and the private placements of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt. Our sponsor is AMCI Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

We consummated our initial public offering on November 20, 2018.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2019 were organizational activities, those necessary to prepare for the initial public offering described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest and dividend income on our marketable securities. We have incurred and expect that we will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2019, we had net income of $2,872,889, which consists of dividend income on marketable securities held in the trust account of $4,638,361, offset by operating costs of $696,557, and a provision for income taxes of $1,068,915.

For the period from June 18, 2018 (inception) through December 31, 2018, we had net income of $307,638, which consists of dividend income on marketable securities held in the Trust Account of $539,275, offset by formation costs of $118,637, and a provision for income taxes of $113,000.

Going Concern Consideration and Capital Resources

On November 20, 2018, the Company consummated its initial public offering of 20,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “ Class A Common Stock”), and one warrant of the Company (“Warrant”), with each Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000. The Company had granted the underwriters for the initial public offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any (“Over-Allotment Units”). On November 27, 2018, the Underwriters exercised the option in part and purchased an aggregate of 2,052,077 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $20,520,770.

On November 20, 2018, simultaneously with the consummation of the initial public offering, the Company completed the private sale (the “Private Placement”) of an aggregate of 5,500,000 warrants (the “Private Placement Warrants”) to AMCI Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $5,500,000. On November 27, 2018, in connection with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 410,416 Private Placement Warrants to the Sponsor, generating gross proceeds of $410,416.

A total of $220,520,770, (or $10.00 per Unit) comprised of $216,110,354 of the proceeds from the initial public offering (including the Over-Allotment Units) and $4,410,416 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the year ended December 31, 2019, cash used in operating activities was $630,914, consisting primarily of net income of $2,872,889, offset by dividends earned on marketable securities held in the trust account of $4,638,361. Changes in operating assets and liabilities provided $1,134,558 of cash from operating activities.

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

As of December 31, 2019, we had cash of $520,422 held outside the trust account. We use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Related Party Transactions

Founder Shares

In June 2018, the Company’s sponsor purchased 5,750,000 shares of Class B common stock (the “founder shares”) for an aggregate price of $25,000. As used herein, unless the context otherwise requires, founder shares shall be deemed to include the shares of Class A Common Stock issuable upon conversion thereof. The founder shares are identical to the Class A Common Stock included in the Units sold in the initial public offering except that the founder shares automatically convert into shares of Class A Common Stock at the time of our initial business combination and are subject to certain transfer restrictions, as described in more detail below. Holders of founder shares may also elect to convert their shares of Class B common stock (“Class B Common Stock”) into an equal number of shares of Class A Common Stock, subject to adjustment as provided above, at any time. The Sponsor agreed to forfeit up to 750,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the founder shares will represent 20% of our issued and outstanding shares after the initial public offering. In October 2018, our sponsor transferred 35,000 founder shares to each of Messrs. Uren, Clark and Grant, our independent directors, and 100,000 each to Messrs. Hunter, Beem and Patel, our officers.  On November 27, 2018, we were advised by the Underwriters that they had elected to exercise a portion of the over-allotment option for 2,052,077 additional Units for additional gross proceeds of $20,520,770. The partial exercise resulted in a reduction of 236,981 shares of Class B Common Stock subject to forfeiture held by the Sponsor and are considered as forfeited in the accompanying balance sheet as of December 31, 2019.

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

Related Party Loans

Our sponsor had loaned us an aggregate of $218,610 to cover expenses related to the initial public offering pursuant to a promissory note. This loan was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the initial public offering. We repaid this amount in full in November 2018 and there was no balance outstanding as of December 31, 2019 with regard to such loan.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Common Stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 20,846,454 and 20,869,316 shares of common stock subject to possible redemption at December 31, 2019 and December 31, 2018, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 27,962,493 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein.

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

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Reference is made to Pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Hans J. Mende	75	Executive Chairman of the Board of Directors
William Hunter	51	President, Chief Executive Officer, Chief Financial Officer and Director
Brian Beem	40	Executive Vice President
Nimesh Patel	43	Executive Vice President
Gary Uren	59	Director
Lawrence M. Clark, Jr.	48	Director
Jason Grant	47	Director

Hans J. Mende has been our Executive Chairman since inception. Mr. Mende co-founded AMCI in 1986, growing the company into a multi-billion dollar global enterprise with activities in commodity investing, operations and trading. During his career, Mr. Mende has been member of the Board of Directors of numerous public and private natural resources companies, including Whitehaven Coal (ASX:WHC) from 2007 to 2012, Felix Resources Limited (FLX:AX) from 2007 to 2010, Alpha Natural Resources (NYSE:ANR) from 2003 to 2007, and its subsidiary, Foundation Coal Holdings, Inc. from 2004 to 2005 and New World Resources PLC (WSE:NWR) from 2011 to 2012. He is currently a member of the board of directors of Ridley Terminals Inc. Prior to founding AMCI Group in 1986, Mr. Mende served at Thyssen Group in various senior executive positions including President of Thyssen Carbometal Inc. from 1968 to 1986. He holds an M.B.A from Cologne University in Germany. Mr. Mende is well-qualified to serve on our Board of Directors due to his extensive operational, industry and public and private company experience.

William Hunter has been our President, Chief Executive Officer and Chief Financial Officer, as well as a Director, since inception. He has been the Chief Financial Officer of AMCI Group since 2017, and since 2015 he has been Managing Partner at Hunter Natural Resources LLC, a consulting firm in the industrial, consumer and natural resources sectors. Mr. Hunter has been involved in over $20 billion of transactions in the natural resources, transportation and industrial industries during his 25 years in the industry. He is currently a member of the board of American Battery Metals Corp. (OTC: ABML), which is an early stage exploration company focused on lithium brine and recycling and a member of the board of directors of Ridley Terminals Inc. From 1999 to 2015, Mr. Hunter worked as a Director or Managing Director at Nomura Securities, Teneo Capital, Dahlman Rose & Co., Jefferies & Company and TD Securities. He holds a B.S.C. in Finance and an M.B.A. in Finance from DePaul University. Mr. Hunter is well-qualified to serve on our Board of Directors due to his extensive corporate finance and capital markets experience.

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

Gary Uren, who has served as an independent director since November 15, 2018, has also served as the Chief Executive Officer of Legend Corporation, an Australian manufacturer of electrical and industrial products, since September 2019. He also provides consulting services through his firm, McKinnon Bookhout Partners. Until September 2018, Mr. Uren served as Global Vice President – Business Development and Strategy at Atkore International (NYSE:ATKR), a manufacturer of electrical raceway isolation and protection products (“Atkore”). Mr. Uren has 20 years’ experience as a senior executive in the Electrical Products, Technology and Building Services sectors, focusing on Australia, North America, Europe, South America, and Asia. Since 2010, he has served in increasingly senior positions at Atkore, including as President – APAC & EMEA, with responsibility for the United Kingdom, Europe, Africa, the Middle East, Australia and New Zealand and President – Atkore Brazil. Mr. Uren joined Atkore’s predecessor company, Tyco International, a diversified manufacturing and services company, in 2008 as Managing Director for the Asia Pacific region with responsibility for growing the Australia business as well as developing manufacturing capabilities in Changshu, China. From 2002 to 2008, Mr. Uren was Managing Director of Legrand Australia/New Zealand, a subsidiary of Legrand SNC (EPA:LR) a French manufacturer of electrical and digital building infrastructures, and as Director of HPM-Legrand. Mr. Uren concurrently served as a Director of AEEMA, the peak representative body for the Australian Electrical ICT & Electronics industries. Mr. Uren holds a Diploma in Management from St. George Technical College and an M.B.A. in International Business from Southern Cross University. He is well qualified to serve as one of our directors due to his extensive operational, management and business development experience.

Lawrence M. Clark, Jr., who has served as an independent director since November 15, 2018, is the founder and Managing Member of BalanTrove Management, LLC (“BalanTrove”), a corporate advisory firm to middle market companies, investors and lenders. BalanTrove provides strategic advisory, interim executive management, and operational, financial and project evaluation and due diligence assistance to businesses in transition and capital providers. Mr. Clark serves as a director of Blackhawk Mining LLC, a diversified coal mining company headquartered in Lexington, Kentucky. From 2015 to 2018, he served as Chief Executive Officer of Accordant Energy, LLC, a licensor of a patented portfolio of intellectual property for processing municipal solid waste into a low-carbon engineered fuel for use in utility and industrial boilers. Prior to that, he served for two years as President and Chief Executive Officer of JW Resources, Inc., a private operator of thermal coal assets in Central Appalachia. Before founding BalanTrove in 2011, Mr. Clark spent eight years at Harbinger Capital Partners LLC, most recently as Managing Director and Director of Investments, where he was responsible for investments in metals, mining, industrial and retail companies, among other sectors. From 2001 to 2002, Mr. Clark was a Distressed Debt and Special Situations Research Analyst at Satellite Asset Management, L.P. He was Vice President in the Distressed Debt and High Yield Research Department at Lazard Freres & Co., LLC from 2000 to 2001, and an Associate in Credit Suisse First Boston’s High Yield Research Group from 1998 to 2000. Mr. Clark started his investing career in 1997 in the Corporate Bond Research Department of Salomon Brothers. Mr. Clark received an M.B.A. from New York University’s Stern School of Business in 1998, and a B.S.B.A. in Finance from Villanova University in 1993. He is well qualified to serve as one of our directors due to his extensive operational, management, analysis and investing experience.

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

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors are divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Grant, will expire at the Company’s 2022 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Clark and Uren, will expire at the 2020 annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Mende and Hunter, will expire at the 2021 annual meeting of stockholders. In accordance with NASDAQ corporate governance requirements, we may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. Commencing November 2018, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 22,052,077 shares of our Class A Common Stock, which includes Class A Common Stock underlying the units sold in our initial public offering, and 5,513,019 shares of our Class B Common Stock outstanding as of March 23, 2020. Voting power represents the combined voting power of Class A Common Stock and Class B Common Stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A Common Stock and the Class B Common Stock vote together as a single class. Currently, all of the shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis. The table below does not include the shares of Class A Common Stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
AMCI Sponsor LLC(3)	—	—	5,108,019	92.65%	18.5%
Hans J. Mende(3)	—	—	5,108,019	92.65%	18.5%
Fritz R. Kundrun(3)	—	—	5,108,019	92.65%	18.5%
William Hunter	—	—	100,000	1.81%	*
Brian Beem	—	—	100,000	1.81%	*
Nimesh Patel	—	—	100,000	1.81%	*
Gary Uren	—	—	35,000	0.63%	*
Lawrence M. Clark, Jr.	—	—	35,000	0.63%	*
Jason Grant	—	—	35,000	0.63%	*
Shaolin Capital Management LLC(4)	1,100,000	6.65%	—	—	3.99%
Hudson Bay Capital Management LP(5)	1,200,000	5.44%	—	—	4.4%
Karpus Management, Inc. (6)	2,523,338	11.4%	—	—	9.15%
Davidson Kempner Capital Management LP (7)	1,300,000	5.9%	—	—	4.71%
All directors and executive officers as a group (7 individuals)(2)	—	—	5,513,019	100%	20%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AMCI Acquisition Corp., 1501 Ligonier Street, Suite 370, Latrobe, PA 15650.

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

4)
According to a Schedule 13G filed with the SEC on February 11, 2019, Shaolin Capital Management LLCholds 1,100,000 shares of the Company’s Class A common stock reported therein. The address of the principal business office of the reporting person is 1460 Broadway New York, New York 10036.

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

6)
According to a Schedule 13G/A filed with the SEC on February 14, 2020, Karpus Management, Inc., d/b/a Karpus Investment Management holds 2,523,338 shares of the Company’s Class A common stock. Daniel L. Lippincott, CFA, is the Director of Investment Personnel and controls the reporting person. The address of the principal business office of the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

7)
According to a Schedule 13G/A filed with the SEC on February 13, 2020, Davidson Kempner Capital Management LP  holds 1,300,000 shares of the Company’s Class A common stock. Anthony A. Yoseloff is the Executive Managing Member and controls the reporting person. The address of the principal business office of the reporting person is 520 Madison Avenue, 30th Floor, New York, New York 10022.

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

Commencing November 2018, we paid AMCI Holdings, Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.  The aggregate fees of Marcum related to audit and review services in connection with our initial public offering totaled $75,447 for the year ended December 31, 2019 and $66,200 for the period from June 18, 2018 (date of inception) to December 31, 2018. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from June 18, 2018 (date of inception) to December 31, 2019, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the period from June 18, 2018 (date of inception) to December 31, 2019.

All Other Fees. We did not pay Marcum for any other services for the period from June 18, 2018 (date of inception) to December 31, 2019.

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

AMCI ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2019 and December 31, 2018	F-3
Statements of Operations for the Year Ended December 31, 2019 and for the period from June 18, 2018 (inception) through December 31, 2018	F-4
Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2019 and for the period from June 18, 2018 (inception) through December 31, 2018	F-5
Statements of Cash Flows for the Year Ended December 31, 2019 and for the period from June 18, 2018 (inception) through December 31, 2018	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AMCI Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AMCI Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from June 18, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from June 18, 2018 (inception) through December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph  - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2019 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY
March 27, 2020

AMCI ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$520,422	$886,279
Prepaid expenses and other current assets	57,109	129,825
Total Current Assets	577,531	1,016,104

Cash and cash equivalents held in Trust Account	225,433,349	221,060,045
Total Assets	$226,010,880	$222,076,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,496	$55,364
Accrued expenses	25,000	-
Accrued offering costs	-	25,000
Franchise tax payable	200,050	54,000
Income tax payable	1,033,660	113,000
Total Current Liabilities	1,284,206	247,364

Deferred underwriting fees	7,718,227	7,718,227
Total Liabilities	9,002,433	7,965,591

Commitments

Common stock subject to possible redemption, 20,846,454 and 20,869,316 shares at redemption value at December 31, 2019 and December 31, 2018, respectively	212,008,440	209,110,550

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,205,623 and 1,182,761 shares issued and outstanding (excluding 20,846,454 and 20,869,316 shares subject to possible redemption at December 31, 2019 and December 31, 2018, respectively)	121	118
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,513,019 shares issued and outstanding at December 31, 2019 and December 31, 2018	551	551
Additional paid-in capital	1,818,808	4,691,701
Retained earnings	3,180,527	307,638
Total Stockholders’ Equity	5,000,007	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,010,880	$222,076,149

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2019	For the period from June 18, 2018 (inception) through December 31, 2018
Operating expenses
Operating and formation costs	$439,017	$64,637
Franchise tax expense	257,540	54,000
Loss from operations	(696,557)	(118,637)

Other Income – dividends and interest	4,638,361	539,275
Income before provision for income tax	3,941,804	420,638
Provision for income tax	(1,068,915)	(113,000)
Net income	$2,872,889	$307,638

Weighted average number of common shares outstanding, basic and diluted (1)	6,695,864	5,338,303
Basic and diluted net loss per share (2)	$(0.05)	$(0.01)

(1)	Excludes an aggregate of 20,846,454 and 20,869,316 shares subject to possible redemption as of December 31, 2019 and December 31, 2018, respectively.

(2)
Excludes income of $3,185,186 and $353,013 attributable to common stock subject to possible redemption for the Year Ended December 31, 2019 and the Period from June 18, 2018 (inception) through December 31, 2018, respectively (see Note 2).

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2019 AND FOR THE PERIOD FROM JUNE 18, 2018 (INCEPTION) THROUGH DECEMBER 31, 2018

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2019	1,182,761	$118	5,513,019	$551	$4,691,701	$307,638	$5,000,008
Reversal of offering costs	-	-	-	-	25,000	-	25,000
Change in common stock subject to possible redemption	22,862	3	-	-	(2,897,893)	-	(2,897,890)
Net income	-	-	-	-	-	2,872,889	2,872,889
Balance at December 31, 2019	1,205,623	$121	5,513,019	$551	$1,818,808	$3,180,527	$5,000,007

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance at June 18, 2018 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (1)	-	-	5,750,000	575	24,425	-	25,000
Sale of 22,052,077 units at $10 per unit	22,052,077	2,205	-	-	220,518,565	-	220,520,770
Underwriters’ discount and offering expenses	-	-	-	-	(12,653,266)	-	(12,653,266)
Proceeds from sale of warrants to Sponsors	-	-	-	-	5,910,416	-	5,910,416
Sponsors’ shares cancelled (over-allotment)	-	-	(236,981)	(24)	24	-	-
Change in shares subject to redemption	(20,869,316)	(2,087)	-	-	(209,108,463)	-	(209,110,550)
Net income	-	-	-	-	-	307,638	307,638
Balance at December 31, 2018	1,182,761	118	5,513,019	551	4,691,701	307,638	5,000,008

(1)  Included 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2019	For the Period from June 18, 2018 (inception) through December 31, 2018

Cash Flows from Operating Activities:
Net income	$2,872,889	$307,638
Adjustments to reconcile net income to net cash used in operating activities:
Other income – dividends and interest	(4,638,361)	(539,275)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72,716	(129,825)
Accounts payable	(29,868)	55,364
Accrued expenses	25,000	-
Accrued offering costs	-	25,000
Franchise tax payable	146,050	54,000
Income tax payable	920,660	113,000
Net cash used in operating activities	(630,914)	(114,098)

Cash Flows from Investing Activities:
Trust Account deposit	-	(220,520,770)
Trust Account withdrawals for the payment of franchise taxes and income taxes	265,057	-
Net cash provided by and used in investing activities	265,057	(220,520,770)

Cash Flows from Financing Activities:
Payment of offering costs	-	(4,935,039)
Proceeds from issuance of common stock to Sponsor	-	25,000
Proceeds from sale of warrants	-	5,910,416
Proceeds from sale of Units	-	220,520,770
Proceeds from Promissory Note – related party	-	218,610
Repayment of Promissory Note – related party	-	(218,610)
Net cash provided by financing activities	-	221,521,147

Net Change in Cash	(365,857)	886,279
Cash – Beginning	886,279	-
Cash – Ending	$520,422	$886,279

Supplemental Disclosure for Cash Flow activities:
Cash paid for income taxes	$153,617	$-

Non-Cash investing and financing activities:
Initial classification of common stock subject to redemption	$-	$209,511,210
Initial classification of deferred underwriting fee payable	$-	$7,718,227
Change in value of common stock subject to possible redemption	$2,897,890	$400,660
Reversal of deferred offering costs over accrual	$25,000	$-

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

Note 1 - Description of Organization and Business Operations

AMCI Acquisition Corp. (the “Company”) was incorporated in Delaware on June 18, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company’s sponsor is AMCI Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the global natural resource infrastructure, value chain and logistics-related sectors. These sectors include equipment, services and technology that is used in, or related to, the resource value chain, and we refer to Natural Resources and Mining Equipment, Technology and Services (“Natural Resources and METS”) sectors.

As of December 31, 2019, the Company had not commenced any operations. All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and its search for a suitable Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on November 15, 2018. On November 20, 2018, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), generating total gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Sponsor, generating total gross proceeds of $5,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering on November 20, 2018, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On November 27, 2018, the Company closed on the sale of 2,052,077 additional units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $20,520,770, which were placed in the Trust Account and incurring additional offering costs of $410,416 in underwriting fees, which were paid via purchase by the Sponsor of an additional 410,416 Private Placement Warrants at a price of $1.00 per warrant. As a result of the partial exercise of the over-allotment option by the underwriters and the expiration of the remaining portion of the over-allotment option, the Sponsor forfeited 236,981 Founder Shares (as defined in Note 5).

Transaction costs amounted to $12,628,266, consisting of $4,410,416 of underwriting fees, $7,718,227 of deferred underwriting fees and $499,623 of other costs. In addition, $520,422 of cash remained outside of the Trust Account and was available for working capital purposes as of December 31, 2019.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the remaining net proceeds are intended to be applied generally toward consummating a Business Combination. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting fees and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion unless otherwise required by law or regulation. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed to vote their Founder Shares (as defined below in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company has entered a contingent forward purchase agreement with the Sponsor. This contingent forward purchase agreement allows the Sponsor to purchase up to 5,000,000 units (the “Forward Purchase Units”) for $10.00 each, in a private placement to occur concurrently with the closing of an initial Business Combination, for an aggregate purchase price of up to $50,000,000. The Forward Purchase Units and their component securities would be identical to the units being sold in this offering, except that the Forward Purchase Units and their component securities would be subject to transfer restrictions and certain registration rights, as described therein. The proceeds from the sale of Forward Purchase Units may be used as part of the consideration to the sellers in the initial Business Combination.

The Company’s initial stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company has until May 20, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As indicated in the accompanying financial statements, at December 31, 2019, the Company had $520,422 in cash, working capital of $527,035, and $4,912,579 of interest available to pay its tax obligations.

The Company’s liquidity needs have been satisfied to date through the contribution of $25,000 from the sale of the founder shares, the loan from the Sponsor in an aggregate amount of $218,610 pursuant to a promissory note, and the net proceeds from the sale of the Units and Private Placement Warrants held outside the Trust Account.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and may require additional funds to meet its obligations and sustain its operations.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor or the Company’s officers and directors. The Company’s Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial business combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of balance sheet in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

Cash and cash equivalents held in Trust Account

At December 31, 2019, the assets held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $225,433,349 and $221,060,045 held in the Trust Account as of December 31, 2019 and December 31, 2018, respectively.  During the year ended December 31, 2019, the Company withdrew $265,057 from interest accrued in the Trust Account for the payment of franchise taxes and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 20,846,454 and 20,869,316 shares of common stock subject to possible redemption at December 31, 2019 and December 31, 2018, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 27,962,493 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company.  Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Year Ended December 31, 2019	For the period from June 18, 2018 (inception) through December 31, 2018
Net income	$2,872,889	$307,638
Less: Income attributable to common stock subject to possible redemption	(3,185,186)	(353,013)
Adjusted net loss	$(312,297)	$(45,375)
Weighted average shares outstanding, basic and diluted	6,695,864	5,338,303
Basic and diluted net loss per common share	$(0.05)	$(0.01)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 22,052,077 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 - Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,500,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant for an aggregate purchase price of $5,500,000. Simultaneously with the exercise of the over-allotment, the Sponsor purchased an aggregate of 410,416 Private Placement Warrants at a price of $1.00 per Private Placement Warrant for an aggregate purchase price of $410,416. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the sale of the Units in the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The warrants will expire five years after the completion of the Company’s Business Combination or earlier upon liquidation.

The Sponsor, and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 - Related Party Transactions

Founder Shares

On June 25, 2018, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7.  In October 2018, the Sponsor transferred 35,000 founder shares to each of Messrs. Uren, Clark and Grant, the Company’s independent director nominees, and 100,000 each to Messrs. Hunter, Beem and Patel, the Company’s officers.

As a result of the partial exercise of the over-allotment option by the Underwriters and the expiration of the remaining portion of the over-allotment option, the Sponsor forfeited 236,981 Founder Shares.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on November 16, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2019, the Company recorded $120,000 in fees in connection with such services in general and administrative expenses in the accompanying statements of operations. There were no fees payable and outstanding as of December 31, 2019 and December 31, 2018.

Related Party Loans

On June 25, 2018, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the Initial Public Offering. $218,610 was outstanding under the Promissory Note as of November 20, 2018. The Company repaid the outstanding balance of the Promissory Note in the amount of $218,610 to the Sponsor on November 23, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Note 6 – Commitments

Registration Rights

Pursuant to a registration rights agreement entered into on November 15, 2018, the holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants), Forward Purchase Units (and any shares of Class A Common Stock issuable upon the exercise of the Forward Purchase Units and the Shares of Class A Common Stock underlying the warrants underlying the Forward Purchase Units) and securities that may be issued upon conversion of Working Capital Loans are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

As of December 31, 2019, the aggregate amount deferred for such legal firm and transfer agent and trust company was $26,706. The deferred amount is an unrecognized contingent liability, as closing of the Business Combination was not considered probable as of December 31, 2019.

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2019 and December 31, 2018, there were 1,205,623 and 1,182,761 shares of Class A common stock issued and outstanding, excluding 20,846,454 and 20,869,316 shares of common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2019 and December 31, 2018, there were 5,513,019 shares of Class B common stock issued and outstanding.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

Warrants - Each warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share.

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrantholders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon not less than 30 days’ prior written notice of redemption;
•
if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrantholders; and

•	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Note 8 - Income Taxes

The income tax provision consists of the following:

	Year ended December 31, 2019	Period from June 18, 2018 (inception) through December 31, 2018
Federal
Current	$853,534	$113,000
Deferred	-	-

State
Current	215,381	-
Deferred	-	-
Income tax provision	$1,068,915	$113,000

As of December 31, 2019 and 2018, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”).

	December 31, 2019	December 31, 2018
Deferred tax assets:
Startup Costs	$131,532	$-
Total deferred income tax assets	$131,532	$-

Net deferred income tax assets	$131,532	$-
Valuation allowance	(131,532)	-
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and December 31, 2018 is as follows:

	December 31, 2019	December 31, 2018
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	3.10%	0.00%
Return to provision	(0.30)%	-%
Other	-%	3.00%
Change in valuation allowance	3.30%	-%
Income tax provision	27.10%	24.00%

The Company files income tax returns in the U.S. federal jurisdiction and Pennsylvania and is subject to examination  for the years ended December 31, 2018 and December 31, 2019.

Note 9 - Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured on a recurring basis at December 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$225,433,349

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$221,060,045

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 15, 2018, by and among the Company and Jefferies LLC. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws. (2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement, dated November 15, 2018, by and between Continental Stock Transfer & Trust Company and the Company. (1)

4.5	Description of Securities*

10.1	Promissory Note, dated as of June 25, 2018, issued to AMCI Sponsor LLC (2)

10.2	Letter Agreement, dated November 15, 2018, by and between the Company, its officers, directors and the sponsor. (1)

10.3	Investment Management Trust Account Agreement, dated November 15, 2018, by and between Continental Stock Transfer & Trust Company, LLC and the Company. (1)

10.4	Registration Rights Agreement, dated November 15, 2018, by and among the Company, AMCI Sponsor LLC and the holders party thereto. (1)

10.5	Securities Subscription Agreement, dated June 25, 2018, between the Company and AMCI Sponsor LLC (3)

10.6	Warrants Purchase Agreement, dated November 15, 2018, between the Company and AMCI Sponsor LLC (1)

10.7	Form of Indemnity Agreement. (2)

10.8	Contingent Forward Purchase Contract, dated November 15, 2018, between the Company and AMCI Sponsor LLC (4)

14.1	Code of Ethics. (2)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 20, 2018.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 25, 2018.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 9, 2018.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 27, 2018.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2020	AMCI Acquisition Corp.

	By:	/s/ William Hunter
	Name:	William Hunter
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Hans J. Mende	Executive Chairman of the Board of Directors	March 27, 2020
Hans J. Mende

/s/ William Hunter	President, Chief Executive Officer, Chief Financial Officer and Director	March 27, 2020
William Hunter	(Principal Executive and Financial Officer)

/s/ Brian Beem	Vice President	March 27, 2020
Brian Beem

/s/ Nimesh Patel	Vice President	March 27, 2020
Nimesh Patel

/s/ Gary Uren	Director	March 27, 2020
Gary Uren

/s/ Lawrence M. Clark, Jr.	Director	March 27, 2020
Lawrence M. Clark, Jr.

/s/ Jason Grant	Director	March 27, 2020
Jason Grant