Form 10-Q
period 2020-03-31
AMCI Acquisition Corp.
filed 2020-05-11
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38615

AMCI ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-0982969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Ligonier Street, Suite 370, Latrobe, PA 15650
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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
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

As of May 1, 2020, there were 22,052,077 shares of Class A common stock, par value $0.0001, and 5,513,019 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

AMCI ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

AMCI ACQUISITION CORP.
CONDENSED BALANCE SHEETS
	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$377,064	$520,422
Prepaid expenses and other current assets	82,473	57,109
Total Currents Assets	459,537	577,531

Cash and cash equivalents held in Trust Account	225,920,285	225,433,349
Total Assets	$226,379,822	$226,010,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$40,157	$25,496
Accrued expenses	9,270	25,000
Franchise tax payable	50,050	200,050
Income tax payable	1,188,436	1,033,660
Total Current Liabilities	1,287,913	1,284,206

Deferred underwriting fees	7,718,227	7,718,227
Total Liabilities	9,006,140	9,002,433

Commitments

Common stock subject to possible redemption, 20,841,382 and 20,846,454 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	212,373,680	212,008,440

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,210,695 and 1,205,623 issued and outstanding (excluding 20,841,382 and 20,846,454 shares subject to possible redemption at March 31, 2020 and December 31, 2019, respectively)	121	121
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,513,019 shares issued and outstanding at March 31, 2020 and December 31, 2019	551	551
Additional paid-in capital	1,453,568	1,818,808
Retained earnings	3,545,762	3,180,527
Total Stockholders’ Equity	5,000,002	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,379,822	$226,010,880

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses
Operating costs	$116,925	$133,847
Franchise tax expense	58,794	107,290
Loss from operations	(175,719)	(241,137)

Other Income – dividends and interest	695,730	1,260,391
Income before provision for income tax	520,011	1,019,254
Provision for income tax	(154,776)	(229,000)
Net income	$365,235	790,254

Weighted average number of common shares outstanding, basic and diluted (1)	6,718,698	6,695,829
Basic and diluted net loss per share (2)	$(0.01)	$(0.01)

(1)	Excludes an aggregate of 20,841,382 and 20,864,892 shares subject to possible redemption as of March 31, 2020 and 2019, respectively.

(2)	Excludes income of $455,689 and $874,163 attributable to common stock subject to possible redemption for the Three Months Ended March 31, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)
	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2020	1,205,623	$121	5,513,019	$551	$1,818,808	$3,180,527	$5,000,007
Change in common stock subject to possible redemption	5,072	-	-	-	(365,240)	-	(365,240)
Net income	-	-	-	-	-	365,235	365,235
Balance at March 31, 2020	1,210,695	$121	5,513,019	$551	$1,453,568	$3,545,762	$5,000,002

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2019	1,182,761	$118	5,513,019	$551	$4,691,701	$307,638	$5,000,008
Change in common stock subject to possible redemption	4,424	1	-	-	(790,261)	-	(790,260)
Net income	-	-	-	-	-	790,254	790,254
Balance at March 31, 2019	1,187,185	$119	5,513,019	$551	$3,901,440	$1,097,892	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income	$365,235	$790,254
Adjustments to reconcile net income to net cash used in operating activities:
Dividends and interest on Trust Account	(695,730)	(1,260,391)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(25,364)	(10,071)
Accounts payable	14,661	(6,982)
Accrued expenses	(15,730)	-
Franchise tax payable	(150,000)	107,489
Income tax payable	154,776	229,000
Net cash used in operating activities	(352,152)	(150,701)

Cash Flows from Investing Activities:
Trust Account withdrawals for the payment of franchise taxes	208,794	-
Net cash provided by investing activities	208,794	-

Net Change in Cash	(143,358)	(150,701)
Cash – Beginning	520,422	886,279
Cash – Ending	$377,064	$735,578

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$365,240	$790,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company's formation, its initial public offering ("Initial Public Offering"), which is described below, and its search for a suitable Business Combination.

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

On November 27, 2018, the Company closed on the sale of 2,052,077 additional units at a price of $10.00 per unit upon receiving notice of the underwriters' election to partially exercise their over-allotment option, generating additional gross proceeds of $20,520,770, which were placed in the Trust Account and incurring additional offering costs of $410,416 in underwriting fees, which were paid via purchase by the Sponsor of an additional 410,416 Private Placement Warrants at a price of $1.00 per warrant. As a result of the partial exercise of the over-allotment option by the Underwriters and the expiration of the remaining portion of the over-allotment option, the Sponsor forfeited 236,981 Founder Shares (as defined below in Note 5).

Transaction costs amounted to $12,628,266, consisting of $4,410,416 of underwriting fees, $7,718,227 of deferred underwriting fees and $499,623 of other costs. In addition, $377,064 of cash remained outside of the Trust Account and was available for working capital purposes as of March 31, 2020.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
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

The Company will provide its holders of the outstanding Public Shares (the "public stockholders") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion unless otherwise required by law or regulation. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company's warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company's Sponsor, officers and directors (the "initial stockholders") have agreed to vote their Founder Shares, and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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
MARCH 31, 2020
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

On May 15, 2020, the Company will hold a special meeting of stockholders to seek stockholder approval to extend the Combination Period until October 20, 2020. The Company intends to hold a meeting of stockholders in order to provide stockholders with the ability to vote to extend the deadline to complete a Business Combination from May 20, 2020 to October 20, 2020. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company's indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Marcum LLP, our independent registered public accounting firm, and the underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Going Concern

As indicated in the accompanying financial statements, at March 31, 2020, the Company had $377,064 in cash, working capital of $410,110, and $5,399,515 of interest available to pay its tax obligations.

The Company’s liquidity needs have been satisfied to date through the contribution of $25,000 from the sale of the Founder Shares, the loan from the Sponsor in an aggregate amount of $218,610 pursuant to a  promissory note, and the net proceeds from the sale of the Units and the Private Placement Warrants held outside the Trust Account.

The Company may need to raise additional capital through loans or additional investments from the Sponsor, an affiliate of the Sponsor or the Company’s officer and directors. The Sponsor, an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company's cash and working capital are not sufficient to meet its planned activities, which raises substantial doubt about the Company’s ability to continue as a going concern through the Combination Period. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. Operating results for the three months ended March 31, 2020 is not necessarily indicative of the results that may be expected for the year ended December 31, 2020.  In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 27, 2020.

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
MARCH 31, 2020
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

Cash and cash equivalents held in Trust Account

At March 31, 2020, the assets held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $225,920,285 and $225,433,349 held in Trust Account as of March 31, 2020 and December 31, 2019, respectively.  During the three months ended March 31, 2020, the Company withdrew $208,794 from interest accrued on the Trust Account for the payment of franchise taxes. On April 22, 2020, the Company withdrew an additional $1,329,648 from interest accrued on the Trust Account for the payment of franchise taxes and income taxes.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 20,841,382 and 20,864,892 shares of common stock subject to possible redemption at March 31, 2020 and March 31, 2019, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 27,962,493 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Reconciliation of net loss per common share

The Company's net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company.  Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net income	$365,235	$790,254
Less: Income attributable to common stock subject to possible redemption	(455,689)	(874,163)
Adjusted net loss	$(90,454)	$(83,909)
Weighted average shares outstanding, basic and diluted	6,718,698	6,695,829
Basic and diluted net loss per common share	$(0.01)	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security "CARES" Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses ("NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

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
MARCH 31, 2020
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
MARCH 31, 2020
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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on November 16, 2018 through the earlier of the Company's consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020 and 2019, the Company recorded $30,000 in fees in connection with such services in general and administrative expenses in the accompanying statements of operations. There were no fees payable and outstanding as of March 31, 2020 and 2019.

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
MARCH 31, 2020
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

As of March 31, 2020, the aggregate amount deferred for such legal firm and transfer agent and trust company was $33,984. The deferred amount is an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of March 31, 2020.

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 1,210,695 and 1,205,623 shares of Class A common stock issued and outstanding, excluding 20,841,382 and 20,846,454 shares of common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 5,513,019 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020
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
MARCH 31, 2020
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

The following table presents information about the Company’s assets that are measured on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$225,920,285

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$225,433,349

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 7, 2020, the Company entered into a non-binding letter of intent (the "Letter of Intent") with an established mining company for an initial Business Combination. Under the terms of the Letter of Intent, the Company would acquire an attractive portfolio of copper production interests. There can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest and dividend income on our marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had net income of $365,235, which consists of dividend and interest income on marketable securities held  in the trust account of $695,730, offset by operating costs of $175,719 and a provision for income taxes of $154,776.

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

For the three months ended March 31, 2020, cash used in operating activities was $352,152, consisting primarily of net income of $365,235, offset by dividends earned on marketable securities held in the trust account of $695,730. Changes in operating assets and liabilities used $21,657 of cash from operating activities.

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

As of March 31, 2020, we had cash of $377,064 held outside the trust account, working capital of $410,110, and $5,399,515 of interest available to pay for our tax obligations.  We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net loss per common share

We apply the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the trust account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering and the sale of the private warrants held in the trust account are invested in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invested only in direct U.S. government treasury obligations.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K filed with the SEC on March 27, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID- 19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

AMCI ACQUISITION CORP.

Date: May 11, 2020		/s/ William Hunter
	Name:	William Hunter
	Title:	Chief Executive Officer, Chief Financial Officer
President and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)