Form 10-Q
period 2020-09-30
AMCI Acquisition Corp.
filed 2020-11-12
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, there were 9,061,136 shares of Class A common stock, par value $0.0001, and 5,513,019 shares of Class B common stock, $0.0001 par value, of the Company issued and outstanding.

AMCI ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

AMCI ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$109,940	$520,422
Prepaid expenses and other current assets	25,722	57,109
Total Currents Assets	135,662	577,531

Cash and cash equivalents held in Trust Account	153,781,268	225,433,349
Total Assets	$153,916,930	$226,010,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57,810	$25,496
Accrued expenses	10,903	25,000
Franchise tax payable	30,050	200,050
Income tax payable	18,225	1,033,660
Promissory note	2,330,304	-
Total Current Liabilities	2,447,292	1,284,206

Deferred underwriting fees	7,718,227	7,718,227
Total Liabilities	10,165,519	9,002,433

Commitments

Common stock subject to possible redemption, 13,471,011 and 20,846,454 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	138,751,410	212,008,440

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,454,178 and 1,205,623 issued and outstanding (excluding 13,471,011 and 20,846,454 shares subject to possible redemption at September 30, 2020 and December 31, 2019, respectively)	146	121
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,513,019 shares issued and outstanding at September 30, 2020 and December 31, 2019	551	551
Additional paid-in capital	2,490,372	1,818,808
Retained earnings	2,508,932	3,180,527
Total Stockholders’ Equity	5,000,001	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,916,930	$226,010,880

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating expenses
Operating costs	$414,612	$924,742	$114,179	$351,396
Franchise tax expense	50,000	158,794	50,000	207,540
Loss from operations	(464,612)	(1,083,536)	(164,179)	(558,936)

Other Income – dividends and interest	39,434	832,809	1,179,253	3,710,334
(Loss) income before provision for income tax	(425,178)	(250,727)	1,015,074	3,151,398
Provision for income tax	192,727	420,868	199,916	703,055
Net (loss) income	$(617,905)	$(671,595)	$815,158	$2,448,343

Weighted average number of common shares outstanding, basic and diluted (1)	6,816,278	6,753,460	6,699,373	6,695,791
Basic and diluted net loss per share (2)	$(0.09)	$(0.13)	$(0.01)	$(0.04)

(1)	Excludes an aggregate of 13,471,011 and 20,866,262 shares subject to possible redemption as of September 30, 2020 and 2019, respectively.

(2)
Excludes income of $0, $228,483, $879,363, and $2,703,586 attributable to common stock subject to possible redemption for the Three and Nine Months Ended September 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2020	1,205,623	$121	5,513,019	$551	$1,818,808	$3,180,527	$5,000,007
Change in common stock subject to possible redemption	5,072	-	-	-	(365,240)	-	(365,240)
Net income	-	-	-	-	-	365,235	365,235
Balance at March 31, 2020	1,210,695	$121	5,513,019	$551	$1,453,568	$3,545,762	$5,000,002

Change in common stock subject to possible redemption	90,906	10	-	-	418,919	-	418,929
Net loss	-	-	-	-	-	(418,925)	(418,925)
Balance at June 30, 2020	1,301,601	$131	5,513,019	$551	$1,872,487	$3,126,837	$5,000,006

Change in common stock subject to possible redemption	152,577	15	-	-	617,885	-	617,900
Net loss	-	-	-	-	-	(617,905)	(617,905)
Balance at September 30, 2020	1,454,178	$146	5,513,019	$551	$2,490,372	$2,508,932	$5,000,001

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2019	1,182,761	$118	5,513,019	$551	$4,691,701	$307,638	$5,000,008
Change in common stock subject to possible redemption	4,424	1	-	-	(790,261)	-	(790,260)
Net income	-	-	-	-	-	790,254	790,254
Balance at March 31, 2019	1,187,185	$119	5,513,019	$551	$3,901,440	$1,097,892	$5,000,002

Change in common stock subject to possible redemption	(825)	-	-	-	(842,930)	-	(842,930)
Net income	-	-	-	-	-	842,931	842,931
Balance at June 30, 2019	1,186,360	$119	5,513,019	$551	$3,058,510	$1,940,823	$5,000,003

Reversal of offering costs	-	-	-	-	25,000	-	25,000
Change in common stock subject to possible redemption	(545)	-	-	-	(840,160)	-	(840,160)
Net income	-	-	-	-	-	815,158	815,158
Balance at September 30, 2019	1,185,815	$119	5,513,019	$551	$2,243,350	$2,755,981	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(671,595)	$2,448,343
Adjustments to reconcile net income to net cash used in operating activities:
Dividends and interest on Trust Account	(832,809)	(3,710,334)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31,387	88,342
Accounts payable	32,314	(39,696)
Accrued expenses	(14,097)	-
Franchise tax payable	(170,000)	96,050
Income tax payable	(1,015,435)	565,278
Net cash used in operating activities	(2,640,235)	(552,017)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,865,649)	-
Trust Account withdrawal for redemption of common stock	72,585,441	-
Trust Account withdrawals for the payment of franchise and income taxes	1,765,098	254,579
Net cash provided by investing activities	72,484,890	254,579

Cash Flows from Financing Activities:
Payment for redemption of common stock	(72,585,441)	-
Proceeds from promissory note	2,330,304	-
Net cash used by financing activities	(70,255,137)	-

Net Change in Cash	(410,482)	(297,438)
Cash – Beginning	520,422	886,279
Cash – Ending	$109,940	$588,841

Supplemental Disclosure for Cash Flow activities:
Cash paid for income taxes	$1,436,303	$143,139

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(671,589)	$2,473,350
Reversal of deferred offering costs	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and its search for a suitable Business Combination.

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

Transaction costs amounted to $12,628,266, consisting of $4,410,416 of underwriting fees, $7,718,227 of deferred underwriting fees and $499,623 of other costs. In addition, $109,940 of cash remained outside of the Trust Account and was available for working capital purposes as of September 30, 2020.

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion unless otherwise required by law or regulation. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, as amended (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed to vote their Founder Shares, and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company has until February 22, 2021 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)
On May 15, 2020, the Company held a special meeting of stockholders to seek stockholder approval to extend the Combination Period from May 20, 2020 to October 20, 2020. The stockholders voted in favor to extend the deadline to complete a Business Combination to October 20, 2020.  In addition, stockholders holding 7,126,888 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.  As a result, approximately $72.6 million (approximately $10.18 per share) was removed from the Trust Account to pay such holders. Approximately $373,000 (equal to $0.025 for each share of Class A common stock that was not redeemed at the special meeting) will be deposited into the Trust Account for each calendar month, or portion thereof, that is needed by the Company to complete an initial business combination.  As of September 30, 2020, $1,865,649 was deposited into the Trust Account.

On October 16, 2020, the Company held a special meeting of stockholders to seek stockholder approval to extend the Combination Period from October 20, 2020 to February 22, 2021. The stockholders voted in favor to extend the deadline to complete a Business Combination to February 22, 2021.  In addition, stockholders holding 5,864,053 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.  As a result, approximately $60.4 million (approximately $10.30 per share) was removed from the Trust Account to pay such holders.

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

The Company has principally financed its operations from inception using proceeds from the sale of its equity  securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the sale of the  Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2020, the Company had $109,940 in its operating bank account, $153,781,268 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $(2,263,355), which excludes approximately $48,000 of franchise taxes and income tax payable that may be paid from interest earned on the Trust Account. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or February 22, 2021, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. Operating results for the three and nine months ended September 30, 2020 is not necessarily indicative of the results that may be expected for the year ended December 31, 2020.  In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)
Cash and cash equivalents held in Trust Account

At September 30, 2020, the assets held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $153,781,268 and $225,433,349 held in Trust Account as of September 30, 2020 and December 31, 2019, respectively.  During the nine months ended September 30, 2020, the Company withdrew $1,765,098 from interest accrued on the Trust Account for the payment of franchise taxes and income taxes. On May 21, 2020, the Company withdrew $72,585,441 for payment to the shareholders who redeemed their shares.  On October 20, 2020, the Company withdrew $40,000 from interest accrued on the Trust Account for the payment of franchise taxes.  On October 20, 2020, the Company withdrew an additional $60,404,995 for payment to the shareholders who redeemed their shares.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. An aggregate of 13,471,011 and 20,866,262 shares of common stock subject to possible redemption at September 30, 2020 and September 30, 2019, respectively, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 27,962,493 shares of common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Reconciliation of net loss per common share

The Company’s net loss/income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company.  Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Net (loss) income	$(617,905)	$(671,595)	$815,158	$2,448,343
Less: Income attributable to common stock subject to possible redemption	-	(228,483)	(879,363)	(2,703,586)
Adjusted net loss	$(617,905)	$(900,078)	$(64,205)	$(255,243)
Weighted average shares outstanding, basic and diluted	6,816,278	6,753,460	6,699,373	6,695,791
Basic and diluted net loss per common share	$(0.09)	$(0.13)	$(0.01)	$(0.04)

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3 – Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 22,052,077 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). On May 20, 2020, 7,126,888 shares were redeemed.  On October 20, 2020, 5,864,053 shares were redeemed.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)
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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on November 16, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support. For the nine months ended September 30, 2020 and 2019, the Company recorded $90,000 in fees in connection with such services in general and administrative expenses in the accompanying statements of operations. There were no fees payable and outstanding as of September 30, 2020 and 2019 and December 31, 2019.

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
SEPTEMBER 30, 2020
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

As of September 30, 2020, the aggregate amount deferred for such legal firm and transfer agent and trust company was $234,948. The deferred amount is an unrecognized contingent liability, as closing of a potential Business Combination was not considered probable as of September 30, 2020.

On May 20, 2020, the Company issued a promissory note (the “Note”) in the principal amount of up to $2,365,649 to an affiliate of a business combination target (the “Lender”), pursuant to which Lender agreed, among other things, to loan the Company the necessary funds to deposit in the Company’s Trust Account for each share of the Company’s Class A common stock (“Public Share”) that was not redeemed in connection with the extension of the Company’s termination date from May 20, 2020 until October 20, 2020. The Note provides that, commencing May 20, 2020, Lender shall advance to the Company monthly payments of approximately $373,000, up to a maximum amount of approximately $1.9 million. The Company will deposit these advances into the Company’s Trust Account and such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination. Lender will also advance the Company up to $500,000 to pay fees and expenses incurred by the Company in completing its initial business combination. The Note bears no interest unless the Company enters into a definitive agreement for an initial business combination with a party that is not affiliated with Lender (“Third Party Business Combination”), in which case the Note will bear interest at 1% per annum. The Note is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination or (ii) February 22, 2021, pursuant to the Amendment to Promissory Note dated October 12, 2020. The Company’s obligations under the Note are subject to a limited recourse guarantee by the Sponsor and are secured by a portion of the founder shares and private placement warrants (the “Pledged Securities”) of the Company owned by Sponsor. Following the occurrence of a Third Party Business Combination, no amounts will be due under the Note if Lender elects to realize under the Pledged Securities.  As of September 30, 2020, the outstanding amount is $2,330,304. On November 5, 2020, the Company borrowed an additional $35,344.

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,454,178 and 1,205,623 shares of Class A common stock issued and outstanding, excluding 13,471,011 and 20,846,454 shares of common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 5,513,019 shares of Class B common stock issued and outstanding.

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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

AMCI ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)
The following table presents information about the Company’s assets that are measured on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$153,781,268	-	-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$225,433,349	-	-

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than described in these condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) for the shareholders of the Company (other than the Advent stockholders) (the “Purchaser Representative”), Advent Technologies, Inc., a Delaware corporation (“Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the Effective Time for the Advent stockholders (the “Seller Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Advent (the “Merger” and, together with the Warrant Amendment and the other transactions contemplated by the Merger Agreement, the “Transactions”), with Advent continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company.  In the Merger, (i) all shares of Advent common stock and Advent preferred stock (together, “Advent Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration (as defined below) (with Advent preferred stock treated on an as-converted to Advent common stock basis); and (ii) all outstanding options, warrants or rights to subscribe for or purchase any capital stock of Advent or securities convertible into or exchangeable for, or that otherwise confer on the holder any right to acquire any capital stock of Advent that have not been exercised or converted prior to the Effective Time will be cancelled, retired and terminated without any liability to Advent with respect thereto.  At the Closing, the Company will amend its charter to, among other matters, change its name to “Advent Technologies Holdings Inc.”.

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of Advent Stock as of immediately prior to the Effective Time (“Advent Stockholders”) will be an amount equal to (the “Merger Consideration”) (i) $250 million, minus (ii) the estimated consolidated indebtedness of Advent and its subsidiaries as of the Closing, net of their estimated consolidated cash and cash equivalents (“Closing Net Indebtedness”).  The Merger Consideration to be paid to Advent Stockholders will be paid solely by the delivery of new shares of the Company’s Class A Common Stock, each valued at $10.00 per share.  The Closing Net Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.  The Merger Consideration will be allocated among holders of Advent Stock (including holders based on their pro rata ownership in Advent as of immediately prior to the Effective Time (treating Advent preferred stock on an as-converted to common stock basis for such purposes and including Advent Convertible Securities that have exercised or converted prior to the Effective Time).

For further information on Advent, the Merger Agreement, and the Transactions, please see the Form 8-K filed by the Company with the SEC on October 16, 2020 and Form S-4 filed by the Company on November 9, 2020.

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

Recent Developments

On October 12, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) for the shareholders of the Company (other than the Advent stockholders) (the “Purchaser Representative”), Advent Technologies, Inc., a Delaware corporation (“Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the Effective Time for the Advent stockholders (the “Seller Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Advent (the “Merger” and, together with the Warrant Amendment and the other transactions contemplated by the Merger Agreement, the “Transactions”), with Advent continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company.  In the Merger, (i) all shares of Advent common stock and Advent preferred stock (together, “Advent Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Delaware law) will be converted into the right to receive the Merger Consideration (as defined below) (with Advent preferred stock treated on an as-converted to Advent common stock basis); and (ii) all outstanding options, warrants or rights to subscribe for or purchase any capital stock of Advent or securities convertible into or exchangeable for, or that otherwise confer on the holder any right to acquire any capital stock of Advent that have not been exercised or converted prior to the Effective Time will be cancelled, retired and terminated without any liability to Advent with respect thereto.  At the Closing, the Company will amend its charter to, among other matters, change its name to “Advent Technologies Holdings Inc.”.

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of Advent Stock as of immediately prior to the Effective Time (“Advent Stockholders”) will be an amount equal to (the “Merger Consideration”) (i) $250 million, minus (ii) the estimated consolidated indebtedness of Advent and its subsidiaries as of the Closing, net of their estimated consolidated cash and cash equivalents (“Closing Net Indebtedness”).  The Merger Consideration to be paid to Advent Stockholders will be paid solely by the delivery of new shares of the Company’s Class A Common Stock, each valued at $10.00 per share.  The Closing Net Indebtedness (and the resulting Merger Consideration) is based solely on estimates determined shortly prior to the Closing and is not subject to any post-Closing true-up or adjustment.  The Merger Consideration will be allocated among holders of Advent Stock (including holders based on their pro rata ownership in Advent as of immediately prior to the Effective Time (treating Advent preferred stock on an as-converted to common stock basis for such purposes and including Advent Convertible Securities that have exercised or converted prior to the Effective Time).

For further information on Advent, the Merger Agreement, and the Transactions, please see the Form 8-K filed by the Company with the SEC on October 16, 2020 and Form S-4 filed by the Company on November 9, 2020.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest and dividend income on our marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had net loss of $617,905, which consists of dividend and interest income on marketable securities held in the trust account of $39,434, offset by operating costs of $464,612 and a provision for income taxes of $192,727.

For the nine months ended September 30, 2020, we had net loss of $671,595, which consists of dividend and interest income on marketable securities held in the trust account of $832,809, offset by operating costs of $1,083,536 and a provision for income taxes of $420,868.

For the three months ended September 30, 2019, we had net income of $815,158, which consists of dividend and interest income on marketable securities held in the trust account of $1,179,253, offset by operating costs of $164,179 and a provision for income taxes of $199,916.

For the nine months ended September 30, 2019, we had net income of $2,448,343, which consists of dividend and interest income on marketable securities held in the trust account of $3,710,334, offset by operating costs of $558,936 and a provision for income taxes of $703,055.

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

For the nine months ended September 30, 2020, cash used in operating activities was $2,640,235, consisting primarily of net loss of $671,595, offset by dividends earned on marketable securities held in the trust account of $832,809. Changes in operating assets and liabilities used $1,135,831 of cash from operating activities. On May 20, 2020, 7,126,888 shares were redeemed, and $72,585,441 was withdrawn from the Trust Account for the redemption shares.  On October 20, 2020, an additional 5,864,053 shares were redeemed, and $60,404,995 was withdrawn from the Trust Account for the additional redemption shares. As of September 30, 2020, proceeds of $1,865,648 from the Note were deposited into the Trust Account.

On May 20, 2020, the Company issued the Note in the principal amount of up to $2,365,649 to the Lender. As of September 30, 2020, the outstanding amount is $2,330,304. On November 5, 2020, the Company borrowed an additional $35,344.

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

As of September 30, 2020, we had cash of $109,940 held outside the trust account, working capital of $(2,263,355), and $4,529,378 of interest available to pay for our tax obligations.  We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business through February 22, 2021. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations through the earlier of the Company's consummation of a Business Combination and its liquidation from the date of issuance of the financial statements.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2020, we were not subject to any market or interest rate risk.  The net proceeds of our initial public offering and the sale of the private warrants held in the trust account are invested in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invested only in direct U.S. government treasury obligations.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K filed with the SEC on March 27, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth in the Form S-4 filed by the Company on November 9, 2020, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

AMCI ACQUISITION CORP.

Date: November 12, 2020		/s/ William Hunter
	Name:	William Hunter
	Title:	Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)