Form 10-K
period 2020-12-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2021-03-26
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Advent Technologies Holdings, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	001-38742	83-0982969
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

200 Clarendon Street
Boston, MA 02116
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (857) 264-7035

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADN	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $11.50	ADNWW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, based on the last reported sale price of the registrant’s common stock of $10.27 per share was $153.3 million.

As of March 23, 2021, the registrant had 46,105,947 shares of common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated herein by reference may constitute “forward-looking statements”, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1.A Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Some of the key factors that could cause actual results to differ from our expectations include:

•	our ability to maintain the listing of our shares of common stock and warrants on Nasdaq;

•	our ability to raise financing in the future;

•	our success in retaining or recruiting officers, key employees or directors;

•	factors relating to our business, operations and financial performance, including:

•	our ability to grow and manage growth profitably;

•	our ability to maintain relationships with customers;

•	compete within its industry; and

•	retain its key employees;

•
market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic on capital markets, general economic conditions, unemployment and our liquidity, operations and personnel;

•	future exchange and interest rates; and

•	other factors detailed herein under the section entitled “Risk Factors.”

The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I

Item 1.	Business.

Overview

We were a blank check company incorporated in Delaware on June 18, 2018 formed for the purposes of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.  While we may have pursued an initial business combination target in any stage of its corporate evolution or in any industry or sector, we focused our search on global natural resource companies and related infrastructure, value chain and logistics businesses.

Our sponsor, AMCI Sponsor LLC, is an affiliate of the AMCI Group of companies, founded in 1986 by Hans J. Mende and Fritz R. Kundrun. The AMCI Group of companies is a privately held natural resources investment management company that manages various assets in the natural resource industry globally, owning businesses across the value chain of energy and metal commodities with strategic investments in steelmaking coal, minerals, metals, energy and transportation.

The registration statement for the Company’s initial public offering was declared effective on November 15, 2018. On November 20, 2018, the Company consummated the initial public offering of 20,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold), generating total gross proceeds of $200,000,000.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of an aggregate of 5,500,000 warrants (the “Placement Warrants”) at a price of $1.00 per warrant in a private placement to our sponsor, generating total gross proceeds of $5,500,000.

Following the closing of the initial public offering on November 20, 2018, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the initial public offering and the sale of the Placement Warrants was placed in a trust account (“Trust Account”) to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an initial business combination or (ii) the distribution of the Trust Account.

On November 27, 2018, the Company closed on the sale of 2,052,077 additional units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $20,520,770, which were placed in the Trust Account and incurring additional offering costs of $410,416 in underwriting fees, which were paid via purchase by our sponsor of an additional 410,416 Placement Warrants at a price of $1.00 per warrant. As a result of the partial exercise of the over-allotment option by the underwriters and the expiration of the remaining portion of the over-allotment option, our sponsor forfeited 236,981 founder shares.

On October 12, 2020, the Company entered into an Agreement and Plan of Merger (as amended on October 19, 2020 and amended again on December 31, 2020, the “Merger Agreement”) with AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination (as defined below) (the “Effective Time”) for the shareholders of the Company (other than the Advent stockholders) (the “Purchaser Representative”), Advent Technologies, Inc., a Delaware corporation (“Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the Effective Time for the Advent stockholders (the “Seller Representative”).

Recent Developments

On February 4, 2021, we consummated a business combination (the “Closing”) pursuant to the terms of the Merger Agreement, including the merger of Merger Sub with and into Advent, with Advent continuing as the surviving corporation and as a wholly-owned subsidiary of the Company, in accordance with the terms of the Merger Agreement (the “Business Combination”).

In connection with the Closing, the Company changed its name to “Advent Technologies Holdings, Inc.” and each outstanding share of Class A common stock, including any shares of Class B common stock that were converted into shares of Class A common stock, were redesignated as common stock. We continued the listing of our common stock and public warrants on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “ADN” and “ADNWW”, respectively.  Prior to the Closing, our Class A common stock, public warrants and units were listed on the Nasdaq Stock Market under the symbols “AMCI”, “AMCIW” and “AMCIU”. The units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security.

Advent is an advanced materials and technology development company operating in the fuel cell and hydrogen technology space. Advent develops, manufactures and assembles the critical components that determine the performance of hydrogen fuel cells and other energy systems. Advent’s core product offering is the Membrane Electrode Assembly (MEA) at the center of the fuel cell. The Advent MEA, which derives its key benefits from the properties of Advent’s engineered membrane technology, enables a more robust, longer-lasting and ultimately lower-cost fuel cell product.

Further information regarding the Business Combination and Advent is set forth in (i) the definitive proxy statement / prospectus filed by us with the SEC on January 20, 2021 (the “Proxy Statement / Prospectus”) and (ii) our current Report on Form 8-K filed with the SEC on February 9, 2021 and as amended on February 9, 2021 (the “Super 8-K”).  The Super 8-K will be amended to report Advent’s audited financial results and other information for the fiscal year ended December 31, 2020.

Except as otherwise expressly provided below, this Annual Report on Form 10-K does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

Employees

Prior to the Business Combination, we had 4 executive officers and following the Business Combination we have 5 executive officers. Members of our management team were not obligated to devote any specific number of hours to our matters but they devoted as much of their time as they deemed necessary to our affairs until we completed the Business Combination. Prior to the Business Combination, the amount of time that any member of our management team devoted in any time period may varied based on whether a target business has been selected for our initial business combination and the current stage of the initial business combination process.

Available Information

Our Internet address is https://www.advent.energy. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risks. You should consider carefully the risks described below as well as the other information contained in this Annual Report on Form 10-K before investing in our common stock. The risks described below are those that we believe are the material risks that we face. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Forward-Looking Statements” in this Annual Report on Form 10-K.

Risk Factors Relating to Our Operations and Business

Certain of these risks relate to our operations following the Business Combination.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and manufacturing our fuel cells and building Advent’s brand. We expect to incur significant expenses which will impact our profitability, including research and development expenses, raw material procurement costs, sales and distribution expenses as we build Advent’s brand and market our fuel cells, and general and administrative expenses as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully market our fuel cells and other products and services, but also to control our costs. If we are unable to cost efficiently design, manufacture, market, sell, distribute and service our fuel cells, our margins, profitability and prospects would be materially and adversely affected.

We may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our operations and prospects could be negatively affected.

The scale-up of production of our fuel cells, membranes and electrodes, together with the associated investment in our assembly line and product development activities, will consume capital. While we expect that we will have sufficient capital to fund our planned operations through to breakeven, we may need to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, and introduce new technologies. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

If we fail to manage our future growth effectively, we may not be able to market and sell our fuel cells successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. Our future expansion will include:

●	training new personnel;

●	forecasting production and revenue;

●	geographic expansion;

●	controlling expenses and investments in anticipation of expanded operations;

●	entry into new material contracts;

●	establishing or expanding design, production, licensing and sales; and

●	implementing and enhancing administrative infrastructure, systems and processes.

We intend to hire additional personnel, including design and production personnel. Because our technologies are different from traditional electric vehicle battery technology, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training the employees we do hire. Competition for individuals with experience designing and manufacturing hydrogen fuel cells is high, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

We will rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our membrane and fuel cell production plant will consist of large-scale machinery combining many components. The production plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the production plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, and seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Our future growth is dependent upon the market’s willingness to adopt our hydrogen-powered fuel cell and membrane technology.

Our growth is highly dependent upon the adoption by the automotive, aerospace, power and energy industries. If the market for our fuel cells and membranes does not develop at the rate or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel and energy storage systems is still new and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.

Factors that may influence the adoption of our fuel cell and membrane technology include:

●	perceptions about safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel or electric vehicles;

●	improvements in the fuel economy of internal combustion engines and battery powered vehicles;

●	the availability of service for alternative fuel vehicles;

●	volatility in the cost of energy, oil, gasoline and hydrogen;

●	government regulations and economic incentives promoting fuel efficiency, alternate forms of energy, and regulations banning internal combustion engines;

●	the availability of tax and other governmental incentives to sell hydrogen;

●	perceptions about and the actual cost of alternative fuel; and

●	macroeconomic factors.

Future product recalls could materially adversely affect our business, prospects, operating results and financial condition.

Any product recall in the future may result in adverse publicity, damage our brand and materially adversely affect our business, prospects, operating results and financial condition. In the future, we may voluntarily or involuntarily, initiate a recall if any of our fuel cells or membranes prove to be defective. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

If we are unable to attract and retain key employees and hire qualified management, technical and fuel cell and system engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel.

Competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by our management team to perform as expected may have a material adverse effect on our business, prospects, financial condition and results of operations.

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic.

We face various risks related to epidemics, pandemics, and other outbreaks, including the recent COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also impacted our potential customers and suppliers by disrupting the manufacturing, delivery and overall supply chain of fuel cell manufacturers and suppliers.

Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which Advent operates. For example, Advent’s research and development activities in Boston have been limited by the restrictions imposed on laboratory work in the U.S., with laboratories being run at approximately 25% occupancy, with the result that certain business development activities have moved more slowly. Additionally, in Patras, Greece, approximately half of the Company’s workforce have worked from home during the temporary lockdowns imposed by the Greek authorities, although these have largely been in support functions. These measures limit operations in our U.S. and Greece locations and have and may continue to adversely impact our employees, research and development activities and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

The extent to which the COVID-19 pandemic continues to impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.

Increases in costs, disruption of supply or shortage of raw materials could harm our business.

Once we increase production, we may experience increases in the cost or a sustained interruption in the supply or shortage of raw materials. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. We use various raw materials including precious group metals such as platinum; carbon black; polymer precursors, reactants, and solvents; as well as carbon cloth and carbon fiber paper. The prices for these raw materials fluctuate depending on market conditions and global demand and could adversely affect our business and operating results.

We are or may be subject to risks associated with strategic alliances or acquisitions.

We have entered into, and may in the future enter into additional, strategic alliances, including joint ventures or minority equity investments with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We are subject to substantial regulation and unfavorable changes to, or failure by us to comply with, these regulations could substantially harm our business and operating results.

Our fuel cells and membranes are subject to substantial regulation under international, federal, state, and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to alternative energy are currently evolving and we face risks associated with changes to these regulations, including but not limited to:

●	increased subsidies for corn and ethanol production, which could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline; and

●
increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.

Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

We face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We have international operations in Greece that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our fuel cells and membranes and require significant management attention. These risks include:

●	difficulty in staffing and managing foreign operations;

●
foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S., and foreign tax and other laws limiting our ability to repatriate funds to the U.S.;

●	fluctuations in foreign currency exchange rates and interest rates;

●	U.S. and foreign government trade restrictions, tariffs and price or exchange controls;

●	foreign labor laws, regulations and restrictions;

●	changes in diplomatic and trade relationships;

●	political instability, natural disasters, war or events of terrorism; and

●	the strength of international economies.

If we fail to successfully address these risks, our business, prospects, operating results and financial condition could be materially harmed.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of alternative energies or other reasons may result in the diminished competitiveness of the alternative fuel industry generally. This could materially and adversely affect the growth of the alternative fuel automotive markets and our business, prospects, financial condition and operating results.

While certain tax credits and other incentives for alternative energy production and alternative fuel vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply in the future. As a result, our business and prospects may be adversely affected.

We anticipate continuing to apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from the U.S., state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop, license or sell our fuel cell and membrane technologies, which could make it more difficult for us to operate our business. We may receive inquiries from patent or trademark owners inquiring whether we infringe their proprietary rights. Companies owning patents or other intellectual property rights relating to fuel cells may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease development, sales, license or use of fuel cells or membranes that incorporate the asserted intellectual property;

●	pay substantial damages;

●	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or

●	redesign one or more aspects or systems of our fuel cells or membranes.

A successful claim of infringement against us could materially adversely affect our business, prospects, operating results and financial condition. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.

We also plan to license patents and other intellectual property from third parties and we may face claims that our use of this in-licensed technology infringes the intellectual property rights of others. In such cases, we will seek indemnification from our licensors. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyright, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	any patent applications we submit may not result in the issuance of patents;

●	the scope of our issued patents may not be broad enough to protect our proprietary rights;

●	our issued patents may be challenged and/or invalidated by our competitors;

●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

●	current and future competitors may circumvent our patents; and

●	our in-licensed patents may be invalidated, or the owners of these patents may breach our license arrangements.

Patent, trademark, and trade secret laws vary significantly throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S.

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

The unaudited pro forma condensed combined financial information included in the Super 8-K is presented for illustrative purposes only and may not be reflective of our operating results and financial condition.

The unaudited pro forma condensed combined financial information in the Super 8-K is presented for illustrative purposes only and is not necessarily indicative of what our actual financial position or results of operations would have been had the Business Combination been completed on the dates indicated. The unaudited pro forma condensed combined financial information is subject to a number of assumptions, and does not take into account any synergies related to the proposed transaction. Further, our actual results and financial position may differ materially and adversely from the unaudited pro forma condensed combined financial data that is included in the Super 8-K.

Risks Related to Ownership of Our Common Stock and Warrants

Delaware law and our second amended and restated certificate of incorporation and amended and restated bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our second amended and restated certificate of incorporation and our amended and restated bylaws, and the Delaware General Corporations Law (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors or taking other corporate actions, including effecting changes in our management. Among other things, our second amended and restated certificate of incorporation and amended and restated bylaws include provisions regarding:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

●
the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the limitation of the liability of, and the indemnification of, our directors and officers;

●
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the requirement that directors may only be removed from our board of directors for cause;

●
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

●
the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

●
the requirement for the affirmative vote of holders of at least 65% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of  the second amended and restated certificate of incorporation or amended and restated bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●
the ability of our board of directors to amend the amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the amended and restated bylaws to facilitate an unsolicited takeover attempt; and

●
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of surviving entity.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

In addition, as a Delaware corporation, we will be subject to provisions of Delaware law, including Section 203 of the DGCL, which may generally prohibit certain stockholders holding 15% or more of our outstanding capital stock from engaging in certain business combinations with us for a specified period of time unless certain conditions are met.

Any provision of the second amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

The second amended and restated certificate of incorporation designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit the ability of our stockholders to choose the judicial forum for disputes with us or our directors, officers, or employees.

The second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on its behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or the second amended and restated certificate of incorporation or the amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The second amended and restated certificate of incorporation also provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provision is applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find the exclusive-forum provision be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we conducted due diligence on Advent, we cannot assure you that this diligence revealed all material issues that may be present in Advent’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, the company may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even if the due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that the company reports charges of this nature could contribute to negative market perceptions about the Company or our securities. Accordingly, our stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the Proxy Statement / Prospectus relating to the business combination contained an actionable material misstatement or material omission.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to our business as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in oursecurities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing its securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of its securities (generally 300 public holders). Additionally, we are required to demonstrate compliance with Nasdaq’s listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share and its stockholders’ equity would generally be required to be at least $5 million and we will be required to have a minimum of 300 public holders. We cannot assure you that we will be able to meet those initial listing requirements at all times.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●
a determination that our common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Our common stock price may change significantly and you could lose all or part of your investment as a result.

The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of our common stock at an attractive price due to a number of factors such as those listed in “Risk Factors Relating to Our Operations and Business” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in our management;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	future sales of our common stock or other securities;

●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our common stock;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of the board of directors. The board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by its subsidiaries to it and such other factors as the board of directors may deem relevant. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

Our stockholders may experience dilution in the future.

The percentage of shares of our common stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to its directors, officers and employees, or exercise of warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our businesses. If no securities or industry analysts commence coverage of us or our business, the trading price for our common stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish unfavorable research about our businesses, or if our operating results do not meet analyst expectations, the trading price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

As of March 23, 2021, we have a total of 46,105,947 shares of our common stock outstanding. All shares held by public stockholders prior to the Business Combination and all of the shares issued in the Business Combination to former Old Advent stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates.

In connection with the Merger, certain stockholders, who own 23,735,315 shares of our common stock, have agreed, subject to certain exceptions, not to dispose of or hedge any of their shares of our common stock or securities convertible into or exchangeable for shares of our common stock during the period from the date of the Closing continuing through the earliest of: (i) the date that is one year from the Closing Date, (ii) the last trading day when the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date, or (iii) such date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the our stockholders having the right to exchange their shares of our common stock for cash, securities or other property. Similarly, our sponsor along with its permitted transferees, who own a total of 5,513,019 shares of our common stock, agreed to a substantially identical lock-up in connection with the initial public offering (and its permitted transferees are subject to such lock-up with respect to the shares of common stock transferred to such permitted transferees).

In addition, the shares of Advent's common stock reserved for future issuance under the 2021 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total of 6,915,892 shares of common stock have been reserved for future issuance under the 2021 Equity Incentive Plan. We are expected to file one or more registration statements on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to the Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The initial registration statement on Form S-8 is expected to cover shares of our common stock.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

As a public company, we are subject to additional laws, regulations and stock exchange listing standards, which impose additional costs on us and may strain our resources and divert our management’s attention.

Advent previously operated on a private basis and following the Business Combination it became a wholly-owned subsidiary of a public company that is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq and other applicable securities laws and regulations. Compliance with these laws and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming or costly, which may strain our resources or divert management’s attention.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. We may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find securities issued by us less attractive because we will rely on these exemptions. If some investors find those securities less attractive as a result of its reliance on these exemptions, the trading prices of oursecurities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous for warrantholders.

We will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of  $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right when the registration statement to which this Annual Report forms a part comes into effect with respect to the shares of common stock underlying such warrants. Redemption of the outstanding public warrants could force you to: (1) exercise your warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the placement warrants or working capital warrants will be redeemable by us for cash so long as they are held by our sponsor or its permitted transferees.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial condition and results of operations.

Accounting principles and related pronouncements, implementation guidelines and interpretations we apply to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, leases and stock-based compensation, are complex and involve subjective assumptions, estimates and judgments by our management. Changes in accounting pronouncements or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Prior to the Business Combination, we did not own any real estate or any physical properties materially important to our operation.  Our executive offices were provided by an affiliate of our sponsor for a monthly fee of $10,000.

Our corporate headquarters are currently located at 200 Clarendon Street, Boston, MA 02116 where we lease 6,041 square feet of office space. The term of the lease is five years (unless sooner terminated as provided in the lease agreement).

Item 3.	Legal Proceedings.

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.

On December 17, 2020, a purported shareholder class action complaint was filed by Dillon Frey against the Company in the Supreme Court of the State of New York, County of New York, alleging that the proposed Business Combination with Advent is both procedurally and substantively unfair and seeking to maintain the action as a class action and enjoin the Business Combination, among other things, without stating a specific amount of damages. The complaint does not provide detail as to how the proposed Business Combination is unfair, either procedurally or substantively, and we believe it has no merit. On February 10, 2021, a notice of dismissal of the complaint was filed in the Supreme Court of the State of New York, County of New York.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our units, Class A common stock, public warrants and units were listed on the Nasdaq under the symbols “AMCI”, “AMCIW” and “AMCIU”, respectively.

In connection with consummation of the Business Combination, company common stock and warrants began trading on Nasdaq under the symbols “ADN” and “ADNWW”. The units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security.

Holders of Our Common Stock

As of March 23, 2021, there were approximately 74 holders of record of shares of our common stock and 6 holders of record of our warrants. Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.

Dividends

We have never declared or paid any dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the board of directors at such time.

Securities authorized for issuance under equity compensation plans

As of December 31, 2020, the Company had no securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

Founder Shares and Placement Warrants in Connection with the Initial Public Offering

In June 2018, AMCI issued an aggregate of 5,750,000 founder shares to Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In October 2018, Sponsor transferred 35,000 founder shares to each of Messrs. Uren, Clark and Grant, AMCI’s independent directors, and 100,000 shares to each of Messrs. Hunter, Beem and Patel, our officers. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the initial public offering. On November 27, 2018, the underwriters in the initial public offering elected to exercise a portion of the over-allotment option for 2,052,077 additional Units. As a result of such partial exercise, Sponsor forfeited 236,981 shares of Class B common stock.

In November 2018, Sponsor purchased an aggregate of 5,500,000 placement warrants for a purchase price of $1.00 per warrant, for an aggregate purchase price of $5,500,000, in a private placement that occurred simultaneously with the closing of the initial public offering. Each placement warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share. The placement warrants (including the common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. As a result of the partial exercise of the underwriter’s over-allotment option, Sponsor purchased an additional 410,416 placement warrants for aggregate gross process of $410,416.

PIPE

On December 22, 2020 AMCI entered into subscription agreements, pursuant to which certain investors agreed to purchase, and AMCI agreed to sell to the investors, an aggregate of 6,500,000 shares of AMCI Class A common stock for gross proceeds to AMCI of $65,000,000 (the “PIPE Investment”). The PIPE Investment closed substantially immediately prior to the Closing of the Business Combination.

Working Capital Warrants

In addition, in order to finance transaction costs in connection with an intended initial business combination, on November 20, 2020, the Sponsor agreed to loan AMCI up to $1,000,000 as a working capital loan. This loan was non-interest bearing and due at the earlier of the date on which AMCI consummates its Business Combination or February 22, 2021. On November 20, 2020, AMCI borrowed $400,000 on the working capital loan. At the option of the lender, at Closing, such loan was converted into working capital warrants at a price of $1.00 per warrant. The working capital warrants are identical to the placement warrants, including as to exercise price, exercisability and exercise period.

The sales of the above securities were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act. Other than the initial public offering, no sales involved underwriters, underwriting discounts or commissions or public offerings of securities of the registrant.

Issuer Purchases of Equity Securities

On October 20, 2020, the Company redeemed 5,864,053 shares of the Class A common stock at a redemption price of $60.4 million, as a result of the voting for an amendment and extension of the certificate of incorporation of AMCI.

Item 6.	Selected Financial Data.

Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1.A. Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis

Overview

We were a blank check company incorporated in Delaware on June 18, 2018 formed for the purposes of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

We consummated our initial public offering on November 20, 2018.

Recent Developments

On February 4, 2021, we consummated the business combination pursuant to the terms of the Merger Agreement. In connection with the consummation of the Business Combination, the Company changed its name to “Advent Technologies Holdings, Inc.” and each outstanding share of Class A common stock, including any shares of Class B common stock that were converted into shares of Class A common stock, were redesignated as common stock. We continued the listing of our common stock and public warrants on Nasdaq under the symbols “ADN” and “ADNWW”, respectively.  Prior to the Closing, our Class A common stock, public warrants and units were listed on the Nasdaq Stock Market under the symbols “AMCI”, “AMCIW” and “AMCIU”.  The units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security.

Further information regarding the Business Combination and Advent is set forth in (i) the Proxy Statement / Prospectus and (ii) our Super 8-K.  The Super 8-K will be amended to report Advent’s audited financial results and other information for the fiscal year ended December 31, 2020.

Results of Operations

The Company has neither engaged in any operations nor generated any revenues through December 31, 2020. The Company’s only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the initial public offering, identifying a target company for an initial business combination and related activities to negotiate, document and implement the selected business combination and the acquisition of Advent.

The Company generated non-operating income in the form of interest and dividend income on our marketable securities. The Company incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses in connection with the preparation for completing a Business Combination.

For the year ended December 31, 2020, we had a net loss of $993,853, which consists of loss from operations of $1,631,364 and a provision for income taxes of $199,030 offset by dividend income on marketable securities held in the trust account of $836,541.

For the year ended December 31, 2019, we had net income of $2,872,889, which consists of dividend income on marketable securities held in the trust account of $4,638,361, offset by operating costs of $696,557, and a provision for income taxes of $1,068,915.

Liquidity and Capital Resources

On November 20, 2018, AMCI consummated its initial public offering of 20,000,000 Units. Each Unit consisted of one share of Class A common stock and one Public Warrant, with each Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to AMCI of $200,000,000. The Company had granted the underwriters for the initial public offering (the “Underwriters”) a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any (“Over-Allotment Units”). On November 27, 2018, the Underwriters exercised the option in part and purchased an aggregate of 2,052,077 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $20,520,770.

On November 20, 2018, simultaneously with the consummation of the Company’s initial public offering, the Company completed a Private Placement of an aggregate of 5,500,000 Placement Warrants to our sponsor at a purchase price of $1.00 per Placement Warrant, generating gross proceeds to the Company of $5,500,000. On November 27, 2018, in connection with the sale of Over-Allotment Units, the Company consummated a private sale of an additional 410,416 Placement Warrants to our sponsor, generating gross proceeds of $410,416.

A total of $220,520,770, (or $10.00 per Unit) comprised of $216,110,354 of the proceeds from the Company’s initial public offering (including the Over-Allotment Units) and $4,410,416 of the proceeds of the sale of the Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the year ended December 31, 2020, cash used in operating activities was $3,200,574, consisting primarily of net loss of $993,853, offset by dividends earned on marketable securities held in the trust account of $836,541. Changes in operating assets and liabilities used $1,370,180 of cash from operating activities.

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

On May 20, 2020, we issued a promissory note in the principal amount of up to $2,365,649 to Orion Resource Partners (USA) LP, an affiliate of a business combination target, which was outstanding in full as of December 31, 2020.

On November 20, 2020, our sponsor agreed to loan the Company up to $1,000,000 as a working capital loan. This loan was non-interest bearing and is due at the earlier of the date on which the Company consummates its Business Combination or February 22, 2021.  On November 20, 2020, the Company borrowed $400,000 on the working capital loan, which remained outstanding in full as of December 31, 2020. Such loan could be converted at the option of the sponsor at the consummation of the Business Combination into working capital warrants, which are identical to the warrants issued to sponsor in the private placement consummated simultaneously with the initial public offering, including as to exercise price, exercisability and exercise period.

As of December 31, 2020, the Company had cash of $24,945 held outside the trust account and marketable securities held in the trust account of $93,340,005. Through December 31, 2020, we withdrew $134,795,534 to fund the redemptions and pay franchise and income taxes.

Off-balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, utilities and administrative support to us. We began incurring these fees on November 16, 2018 and continued to incur these fees monthly until completion of the Business Combination.

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

Net loss per common share

Our statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of nonredeemable common stock outstanding for the period. Nonredeemable common stock includes Founder Shares and nonredeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares' proportionate interest.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk.  Following the consummation of our initial public offering, the net proceeds of our initial public offering and the sale of the private placement warrants, including amounts held in the trust account, were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information required by this item may be found on pages F-1 through F-19 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information required by this item is set forth under Item 4.01 of the Super 8-K, which is incorporated by reference herein.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Report.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Our business and affairs are managed by or under the direction of our Board. The table below lists the persons who currently serve on our Board and any other position that such director holds with the Company.

Name	Age	Position

Vassilios Gregoriou	56	Chairman, Chief Executive Officer and Director

William Hunter	52	President, Chief Financial Officer and Director

Emory De Castro	63	Chief Technology Officer and Director

Katherine E. Fleming	55	Director

Anggelos Skutaris	56	Lead Director

Katrina Fritz	48	Director

Lawrence M. Clark	48	Director

The following is a brief biography of each non-executive director of our Board:

Katherine E. Fleming has over fifteen years’ experience in Higher Education leadership and has been the Provost of New York University since 2016, with responsibility for allocating financial resources and setting strategic priorities, and with oversight of all Deans and Directors. From 2007-2011 she directed the Institut Remarque at the Ecole Normale Superieure in Paris, and from 2012-2016 she served as the President of the Board of the University of Piraeus. A historian by training, she earned a BA from Barnard College of Columbia University, an MA from the University of Chicago and a Ph.D. from the University of California, Berkeley. She was granted honorary Greek citizenship by the Hellenic Republic in 2015and in 2019 was named by France to the Legion d’Honneur. Dr. Fleming is well-qualified to serve on the board of directors due to her extensive financial and scholastic experience.

Anggelos Skutaris has a BSc in Economics from Arizona State University and an MBA from the Thunderbird School of Global Management. He has more than 28 years of International experience in banking, finance, management, treasury and investments. He is currently a member of the Incorporation Committee and Chief Investment Officer for Power Bank, a Qatar-based financial institution with a mission to provide Islamic financing to the global energy sector. Key positions he held in the past include: Chief Investment Officer (Janus Continental Group, JCG), Head of Treasury Operations & Transformation (Qatar Airways), Managing Partner (New Symbol Global Advisors), Chief Executive Officer (PiraeusCapital Management), Founder & CEO (OliveTree Management Associates), Group Treasurer (Titan Cement), Head of Equity Financing (Calyon Securities) and Director of Equity Financing (Credit Suisse). Whilst at Titan cement, Mr. Skutaris was instrumental in issuing the largest corporate syndicated facility in Greece, a 5-year, €800 million transaction. Mr. Skutaris is well-qualified to serve on the board of directors due to his extensive business development and financial experience.

Katrina Fritz is the Executive Director of the Stationary Fuel Cell Collaborative, leading education and outreach activities with the guidance of state agencies, local air districts and industry. She also works with the National Fuel Cell Research Center on state level clean energy policy and market development. Katrina currently serves as an expert to the European Commission on Horizon 2020 programs for research and innovation and was appointed to the New Jersey Fuel Cell Task Force in January 2021. As Principal of KM Fritz LLC, Katrina has provided advisory and consulting services to global industrial firms related to business and communications strategy in distributed energy generation markets. She has held leadership positions in numerous trade associations and on advisory boards including: The California Hydrogen Business Council, the International Energy Agency’s Fuel Cell Working Group; the U.S. Fuel Cell and Hydrogen Energy Association; the Alliance for Clean Energy New York; the Pacific Clean Energy Application Center at University of California, Berkeley; and the Connecticut Fuel Cell and Hydrogen Coalition. Katrina has held leadership positions at ClearEdge Power (formerly UTC Power), Plug Power and Case Western Reserve University, leading strategic planning, government relations, business development, and corporate communications. She also worked in the software industry in Santa Cruz, California and Watford, United Kingdom. Katrina has a BA degree from the University of Michigan and an MBA from the Weatherhead School of Management at Case Western Reserve University. Ms. Fritz is well-qualified to serve on the board of directors due to her extensive leadership and clean fuel technology experience.

Lawrence M. Clark, Jr., who has served as an independent director of AMCI since November 15, 2018, is the founder and Managing Member of BalanTrove Management, LLC (“BalanTrove”), a corporate advisory firm to middle market companies, investors and lenders. BalanTrove provides strategic advisory, interim executive management, and operational, financial and project evaluation and due diligence assistance to businesses in transition and capital providers. Mr. Clark serves as a director of American Consolidated Natural Resources, Inc., the largest private miner of thermal coal in the U.S. From 2019 to 2020 he served as a director of Balackhawk Mining, LLC and from 2015 to 2018, he served as Chief Executive Officer of Accordant Energy, LLC, a licensor of a patented portfolio of intellectual property for processing municipal solid waste into a low-carbon engineered fuel for use in utility and industrial boilers. Prior to that, he served for two years as President and Chief Executive Officer of JW Resources, Inc., a private operator of thermal coal assets in Central Appalachia. Before founding BalanTrove in 2011, Mr. Clark spent eight years at Harbinger Capital Partners LLC, most recently as Managing Director and Director of Investments, where he was responsible for investments in metals, mining, industrial and retail companies, among other sectors. From 2001 to 2002, Mr. Clark was a Distressed Debt and Special Situations Research Analyst at Satellite Asset Management, L.P. He was Vice President in the Distressed Debt and High Yield Research Department at Lazard Freres & Co., LLC from 2000 to 2001, and an Associate in Credit Suisse First Boston’s High Yield Research Group from 1998 to 2000. Mr. Clark started his investing career in 1997 in the Corporate Bond Research Department of Salomon Brothers. Mr. Clark received an M.B.A. from New York University’s Stern School of Business in 1998, and a B.S.B.A. in Finance from Villanova University in 1993. He is well qualified to serve on the board of directors following the Business Combination due to his extensive operational, management, analysis and investing experience.

Management

The following persons serve as our executive officers:

Name	Age	Position

Vassilios Gregoriou	56	Chairman, Chief Executive Officer and Director

William Hunter	52	President, Chief Financial Officer and Director

Christos Kaskavelis	52	Chief Marketing Officer

Emory De Castro	63	Chief Technology Officer and Director

James F. Coffey	58	Chief Operating Officer and General Counsel

The following is a brief biography of each of our executive officers.

Vassilios Gregoriou has been Chairman and CEO of Advent since inception. Dr. Gregoriou cofounded Advent Technologies Inc. in 2012. In addition, Dr. Gregoriou is an internationally known scientist with research and/or managerial positions in both the U.S. (Northeastern, MIT, Polaroid, Princeton) and Greece (NHRF, FORTH) over his 30 year career so far in the technology sector. His research activity extends over a wide area of subjects in the renewable energy space that include the areas of flexible photovoltaics based on organic semiconductors, optically active materials based on conjugated oligomers and polymer nanocomposites. His published work as co-author includes three books and more than 100 scientific papers. He is also co-inventor of 15 patents. Dr. Gregoriou has more than 25 years of experience in the U.S. market. He has extensive experience in the technical development of new products and in the management of such activities. He holds a Ph.D. in Physical Chemistry from Duke University and he has attended the MBA program at Northeastern University. He was also a NRSA award recipient at Princeton University. He also served as President of Society for Applied Spectroscopy(SAS) in 2001. Dr. Gregoriou is well-qualified to serve on the board of directors due to his extensive scientific, managerial and industry experience.

William Hunter has been President, Chief Executive Officer and Chief Financial Officer, as well as a Director of AMCI, since AMCI’s inception. He has been Managing Director and Chief Financial Officer of AMCI Group since 2017, and since 2015 he has been Managing Partner at Hunter Natural Resources LLC, a consulting firm in the industrial, consumer and natural resources sectors. Mr. Hunter has been involved in over $20 billion of transactions in the natural resources, transportation and industrial industries during his 25 years in the industry. He is currently a member of the board of American Battery Metals Corp. (OTC: ABML), which is a clean energy materials business focused on recycling of critical minerals from lithium ion batteries, and a member of the board of directors of Ridley Terminals Inc. From 1999 to 2015, Mr. Hunter worked as a Director or Managing Director at Nomura Securities, Teneo Capital, Dahlman Rose & Co., Jefferies & Company and TD Securities. He holds a B.S.C. in Finance and an M.B.A. in Finance from DePaul University. Mr. Hunter is well-qualified to serve on the board of directors due to his extensive corporate finance and capital markets experience.

Christos Kaskavelis joined Advent as Chief Marketing Officer in 2019. From 2015 to 2016 he served as Managing Director of Mamaya IKE, a Greek publishing and media consulting company. From 2016 to 2018, he was a research scholar at the MIT Media Lab in Boston, Massachusetts. He has been a seed investor in the Company, an angel investor, and has served on its board of directors since the first day. He is a serial entrepreneur in the tech industry and primarily digital marketing, with successful exits in both Nasdaq and London Stock Exchanges. He has designed and been responsible for enterprise software systems designed for Pratt & Whitney, Analog Devices, General Electric and Lucent Technologies in the areas of Just-In-Time (JIT) manufacturing, Supply Chain Management and Production Scheduling. He holds a Ph.D. in Supply Chain Management as well as an M.Sc. in Manufacturing Engineering from Boston University, a B.Sc. in Electrical Engineering and a B.A. in Business Economics from Brown University.

Emory De Castro has been Advent’s Chief Technology Officer since 2013. Dr. De Castro is responsible for the overall technical, manufacturing and business development operations for Advent. Prior to joining Advent, Dr. De Castro was a Vice President, Business Management and the site manager for BASF Fuel Cell Inc. in Somerset NJ. At BASF Dr. De Castro led marketing and sales, business development, quality control, and R&D direction all cumulating in nearly a four-fold increase in revenues. As the Executive Vice President at the E-TEK Division, De Nora North America he managed operations, created a global brand, and expanded the organization’s fuel cell component business in Asia and Europe. Dr. De Castro has over 20 patent applications spanning fuel cell materials and catalysts, electrochemical technology, sensors, and a beer bottle cap that extends shelf life. He is the recipient of the 2013 Department of Energy Award for Manufacturing R&D in lowering the cost of gas diffusion electrodes and the 2005 ECS New Technology Award to E-TEK Division, for introducing and commercializing a new electrolysis technology. Emory De Castro received his Ph.D. from the Department of Chemistry at the University of Cincinnati and a B.S. in Chemistry from Duke University. Dr. De Castro is well-qualified to serve on our board of directors due to his extensive scientific and technological experience.

              James F. Coffey has served as General Counsel and Corporate Secretary of Advent since March 2020. Beginning in 2018, while a partner at a national Am Law 100 law firm, Jim served as Advent’s outside legal counsel. Mr. Coffey has over thirty years of experience in corporate and securities law, mergers and acquisitions, venture capital and corporate finance, and intellectual property law. He has extensive international experience having closed transactions in both North and South America, Europe, and China. Throughout the course of his career, Jim has developed strong relationships and strategic contacts within the clean energy and technology sectors and specific experience in the fuel cell industry. From 2013 to 2017, he served as general counsel to another HT PEM fuel cell company that was a customer of Advent. Mr. Coffey was a Gerald L. Wallace Scholar at New York University School of Law where he received an LL.M. in Corporate Law. He received his J.D. from the New England School of Law, and his B.A., cum laude, from Providence College. Mr. Coffey is listed in The Best Lawyers in America® for Mergers and Acquisitions. He is recognized for his work in intellectual property law by the IAM Patent 1000. Mr. Coffey was named a Massachusetts Super Lawyer by Law and Politics magazine. He is AV® rated by Martindale-Hubbell. Mr. Coffey is a fellow of the Boston Bar Foundation and the American Bar Foundation.

Board Composition

Our board of directors consists of seven members. In accordance with the second amended and restated certificate of incorporation, our board of directors is divided into three classes, Classes I, II and III, each to serve a three year term, except for the initial term after the Closing, for which the Class I directors are up for reelection at the first annual meeting of stockholders occurring after the Closing, and for which the Class II directors will be up for reelection at the second annual meeting of stockholders occurring after the Closing. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. Directors will not be able to be removed during their term except for cause. The directors will be divided among the three classes as follows:

•	the Class I directors are Anggelos Skutaris, and Katrina Fritz, and their terms will expire at the annual meeting of stockholders to be held in 2021;

•	the Class II directors are Katherine E. Fleming and Lawrence M. Clark, Jr., and their terms will expire at the annual meeting of stockholders to be held in 2022; and

•	the Class III directors are Vassilios Gregoriou, Emory De Castro, and William Hunter, and their terms will expire at the annual meeting of stockholders to be held in 2023.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

The board of directors has determined that each of Ms. Fleming, Mr. Skutaris, Ms. Fritz and Mr. Clark are “independent directors” as defined in Nasdaq rules and the applicable SEC rules.

Board Leadership Structure

The leadership of the board is structured so that it is led by the Chair, who also serves as the Company’s Chief Executive Officer. When the Chair of the Board is not an independent director, a Lead Director may be elected annually by the Board. After the Business Combination, the Board has elected Mr. Skutaris to serve as Lead Director.

Committees of the Board of Directors

The board of directors has the authority to appoint committees to perform certain management and administration functions. The Board has established an audit committee, compensation committee and nominating and corporate governance committee.

Audit Committee

Our audit committee consists of Messrs. Clark and Skutaris and Ms. Fritz. The board of directors has determined that each member is independent under the listing standards and Rule 10A-3(b)(1) under the Exchange Act. The chairperson of our audit committee is Mr. Clark. Our board of directors has determined that each of Messrs. Clark and Skutaris qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq Stock Market.

The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, ourinterim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing policies on risk assessment and risk management;

•	reviewing related party transactions;

•
obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee consists of Mr. Skutaris, Ms. Fleming and Ms. Fritz. The chairperson of the compensation committee is Mr. Skutaris. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee include:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and recommending to our board of directors the compensation of our directors;

•	reviewing our executive compensation policies and plans;

•
reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

•	administering our incentive compensation equity-based incentive plans;

•	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

•	assisting management in complying with our proxy statement and Annual Report disclosure requirements;

•	if required, producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing and establishing general policies relating to compensation and benefits of our employees; and

•	reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Fleming, Mr. Clark and Ms. Fritz. The board of directors has determined each proposed member is independent under Nasdaq listing standards. The chairperson of our nominating and corporate governance committee is Ms. Fleming.

Specific responsibilities of our nominating and corporate governance committee include:

•	identifying, evaluating and selecting, or recommending that our board of directors approve, nominees for election to our board of directors;

•	evaluating the performance of our board of directors and of individual directors;

•	reviewing developments in corporate governance practices;

•	evaluating the adequacy of our corporate governance practices and reporting;

•	reviewing management succession plans; and

•	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an officer or employee of either company. None of our executive officers serve, or have served during the last year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on either the Company’s or Advent’s compensation committee.
Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics will be available on its website at www.advent.energy. Information contained on or accessible through such website is not a part of this Annual Report, and the inclusion of the website address in this Annual Report is an inactive textual reference only. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on its website to the extent required by the applicable rules and exchange requirements.

Item 11.	Executive Compensation.

Prior consummation of the Business Combination, none of the Company’s executive officers or directors received any cash (or non-cash) compensation. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. Commencing November 2018, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.  We note that some named executive officers had economic interests in our sponsor.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of March 23, 2021 by:

•	each person known to us to be the beneficial owner of more than 5% of outstanding common stock;

•	each of our executive officers and directors; and

•	all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Stock issuable upon exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The beneficial ownership of Company common stock is based on 46,105,947 shares of common stock outstanding as of the Closing.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	%
Directors and Executive Officers Post-Business Combination
Vassilios Gregoriou	5,465,506	11.9%
William Hunter	100,000	*
Christos Kaskavelis(1)	3,704,113	8.0%
Emory De Castro	2,124,999	4.6%
James F. Coffey	590,705	1.3%
Katherine E. Fleming	-	-
Anggelos Skutaris	-	-
Katrina Fritz	-	-
Lawrence M. Clark, Jr.	35,000	*

All directors and executive officers post-Business Combination as a group (nine individuals)(2)	12,020,323	26.1%

Five Percent Holders:
AMCI Sponsor LLC(3)(4)	4,844,148	9.99%
Charalampos Antoniou(5)	2,775,049	6.0%

*	less than 1%

(1)
Christos Kaskavelis’ ownership includes 1,802,405 shares owned by Nemaland Ltd, an entity in which Mr. Kaskavelis and his wife each hold a 50% stake and for which Mr. Kaskavelis holds shared voting and dispositive power with his wife with regard to such shares of Company common stock. The business address of Mr. Kaskavelis is 200 Clarendon Street, Boston, MA 02116. The business address of Nemaland Ltd is 77 Strovolou, Office 204, 2018 Strovolos, 2018, Cyprus.

(2)	Unless otherwise indicated, the business address of each of the individuals is 200 Clarendon Street, Boston, MA 02116.

(3)
The number of shares includes 2,474,009 shares of Company common stock issued to our sponsor upon conversion of its founder shares and 2,370,139 shares of Company common stock issued upon exercise of warrants owned by our sponsor. Pursuant to the Merger Agreement, our sponsor entered into a letter agreement with AMCI and Advent, which provided that our sponsor would forfeit one-third (1/3rd) of the placement warrants that it owned as of the Closing. The business address of our sponsor is c/o AMCI Acquisition Corp., 1501 Ligonier Street, Suite 370, Latrobe, PA 15650.

(4)
In connection with a loan previously made by Orion Resource Partners (USA) LP to AMCI, our sponsor transferred one-half of its founder shares and one-half of its remaining placement warrants after the forfeiture described above to permitted transferees of our sponsor and Orion Resource Partners (USA) LP at the closing of the Business Combination.

(5)
Charalampos Antoniou’s ownership includes 1,784,389 shares owned by Neptune International AG, an entity for which Mr. Antoniou holds shared voting and dispositive power with regard to such shares of Company common stock. The business address of Mr. Antoniou is Bernoldweg 14, ZUG, 6300, Switzerland. The business address of Neptune International AG is Bahnhofstrasse 7, ZUG, 6300, Switzerland.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In June 2018, AMCI issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In October 2018, our sponsor transferred 35,000 founder shares to each of Messrs. Uren, Clark and Grant, AMCI’s independent directors, and 100,000 shares to each of Messrs. Hunter, Beem and Patel, our officers. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. On November 27, 2018, the underwriters in our initial public offering elected to exercise a portion of the over-allotment option for 2,052,077 additional Units. As a result of such partial exercise, our sponsor forfeited 236,981 shares of Class B common stock. The founder shares (including the Class A common stock issuable upon exercise thereof and designated as common stock in connection with the Business Combination) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Administrative Services Agreement

The Company entered into an agreement with an affiliate of our sponsor whereby, commencing on November 16, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020, the Company recorded $120,000 in fees in connection with such services in general and administrative expenses in the accompanying statements of operations. There were no fees payable and outstanding as of December 31, 2020 and December 31, 2019.

Related Party Loans

On June 25, 2018, our sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2018 or the completion of the initial public offering. $218,610 was outstanding under the Promissory Note as of November 20, 2018. The Company repaid the outstanding balance of the Promissory Note in the amount of $218,610 to our sponsor on November 23, 2018.

In addition, in order to finance transaction costs in connection with an intended initial business combination, on November 20, 2020, our sponsor agreed to loan the Company up to $1,000,000 as a working capital loan. This loan was non-interest bearing and due at the earlier of the date on which the Company consummates its Business Combination or February 22, 2021. On November 20, 2020, the Company borrowed $400,000 on the working capital loan. At the option of the lender, at Closing, such loan was converted into working capital warrants at a price of $1.00 per warrant. The working capital warrants are identical to the placement warrants, including as to exercise price, exercisability and exercise period.

In connection with a loan previously made by Orion Resource Partners (USA) LP to the Company, our sponsor has agreed to transfer one-half of its remaining founder shares and one-half of its remaining placement warrants to permitted transferees of our sponsor and Orion Resource Partners (USA) LP at the Closing of the Business Combination. The loan by Orion Resource Partners (USA) LP was paid by the Company upon the Closing of the Business Combination.

Private Placement Securities

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 5,500,000 private placement warrants at a price of $1.00 per warrant ($5,500,000.00 in the aggregate in a private placement with our sponsor. On November 27, 2018, the under writers partially exercised their over-allotment option and purchased an additional 2,052,077 units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $20,520,770, which were placed in the Trust Account and incurring additional offering costs of $410,416 in underwriting fees, which were paid via the purchase by our sponsor of an additional 410,416 private placement warrants at a price of $1.00 ($410,416 in the aggregate) in a private placement on November 27, 2018, simultaneously with the partial exercise of the underwriters’ over-allotment option.

Registration Rights Agreement

On November 15, 2018, we entered into a registration rights agreement with respect to the founder shares, the placement warrants, the working capital warrants and the shares of common stock. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Voting Agreement

Simultaneously with the execution of the Merger Agreement, the Company and Advent entered into voting agreements (the “Voting Agreements”) with certain insiders of Advent holding in the aggregate approximately 40% of Advent’s outstanding capital stock. Pursuant to the Voting Agreements, each such stockholder agreed, among other things, to vote all of its shares of Advent stock in favor of the Merger Agreement and related transactions and to otherwise take certain other actions in support of the Merger Agreement and related transactions and the other matters submitted to Advent stockholders for their approval, and provide a proxy to the Company to vote such Advent stock accordingly. The Voting Agreements prevent transfers of the Advent stock held by such stockholder between the date of the Voting Agreement and the date of the Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreement

Simultaneously with the execution and delivery of the Merger Agreement, certain former stockholders of Advent, who collectively owned 23,735,315 shares of our common stock as of February 5, 2021, entered into a Lock-Up Agreement with the Company and the Purchaser Representative (each, a “Lock-Up Agreement”). Pursuant to the Lock-Up Agreements, each Advent stockholder party thereto agreed not to, during the period commencing from the Closing and ending on the one (1) year anniversary of the Closing (subject to early release if the closing price of the Company’s common stock equals or exceeds $12.00 per share for any 20 out of 30 trading days commencing 150 days after the Closing and also subject to early release if the Company, following the Business Combination, consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property): (x) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (y) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (z) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (x), (y) or (z) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement).

Similarly, our sponsor, who as of February 5, 2021, along with its permitted transferees, owned a total of 5,513,019 shares of our common stock, agreed to a substantially identical lock-up in connection with the initial public offering (and its permitted transferees are subject to such lock-up with respect to the shares transferred to such permitted transferees). Additionally, our sponsor, who as of February 5, 2021, along with its permitted transferees, owned a total of 4,340,278 private placement warrants and working capital warrants, agreed with the Company not to dispose of or hedge any of the private placement warrants or working capital warrants or shares of our common stock underlying such warrants during the period from the date of the Closing continuing through the date that is 30 days after the Closing.

Non-Competition Agreement

Simultaneously with the execution and delivery of the Merger Agreement, certain insider Advent stockholders entered into non-competition and non-solicitation agreements for the benefit of the Company, Advent and each of their respective present and future affiliates, successors and subsidiaries (each, a “Non-Competition Agreement”), to become effective at the Closing, pursuant to which the Advent stockholder party thereto agreed not to compete with the Company, Advent and their respective affiliates during the three (3) year period following the Closing in North America or the European Union (including Greece) or in any other markets in which the Company and Advent are engaged.  The Advent stockholder party thereto also agreed during such three (3) year restricted period to not solicit employees or customers of such entities.  The Non-Competition Agreement also contains customary confidentiality and non-disparagement provisions.

Item 14.	Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, for services rendered.

Audit Fees.  Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings.  The aggregate fees of Marcum related to audit and review services in connection with our initial public offering and business combination totaled $100,425 for the year ended December 31, 2020 and $75,447 for the year ended December 31, 2019. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings

Audit-Related Fees.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During each of the years ended December 31, 2020 and December 31, 2019, we did not pay Marcum any audit-related fees.

Tax Fees.  We did not pay Marcum for tax return services, planning and tax advice for each of the year ended December 31, 2020 and December 31, 2019.

All Other Fees.  We did not pay Marcum for any other services for each of the year ended December 31, 2020 and December 31, 2019.

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

PART IV
Item 15.	Exhibits, Financial Statement Schedules.

(1) Financial Statements

For a list of the financial information included herein, see Index to the Financial Statements on page F-1.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 12, 2020 by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 19, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.2 of AMCI Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 31, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.3 of AMCI Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

3.2	Amended and Restated Bylaws of Advent Technologies Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

4.1
Warrant Agreement, dated November 15, 2018 by and between AMCI Acquisition Corp. and Continental Stock Transfer & Trust company, as warrant agent (incorporated by reference to Exhibit 4.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.4*	Description of Securities.

10.1
Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.13 of AMCI Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333- 250946), filed with the SEC on January 14, 2021).

10.2
Securities Subscription Agreement, dated June 25, 2018, between AMCI and our sponsor (incorporated by reference to AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

10.3
Warrants Purchase Agreement, dated November 15, 2018, between AMCI and our sponsor (incorporated by reference to AMCI Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on November 20, 2018).

10.4
Registration Rights Agreement, dated November 15, 2018, by and among AMCI, our sponsor and the holders party thereto (incorporated by reference to Exhibit 10.4 of AMCI Acquisition Corp’s Registration Statement on Form S-4 (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

10.5
Form of Voting Agreement, dated as of October 12, 2020, by and among AMCI, Advent and the stockholder of Advent party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.6
Form of Lockup Agreement, dated as of October 12, 2020, by and among AMCI, the Purchaser Representative and the stockholder of Advent party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.7+
Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies SA and Vassilios Gregoriou (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.8+
Employment Agreement, dated as of January 12, 2021, by and between Advent Technologies SA and William Hunter (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.9+
Employment Agreement, dated as of December 31, 2020, by and between Advent Technologies SA and Christos Kaskavelis (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.10+
Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies SA and Emory De Castro (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.11+
Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies SA and James F. Coffey (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.12+	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.13+	Form of Director Offer Letters (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.14
Lease Agreement, dated as of February 5, 2021 by and between Advent Technologies, Inc. and BP Hancock LLC. (incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on February 9, 2021).

10.15
Lease Agreement, dated as of March 5, 2021, by and between Advent Technologies, Inc. and Hood Park LLC (incorporated by reference to the Company's Current Report on Form 8-K/A, filed with the SEC on March 26, 2021).

16.1	Letter from Marcum LLP to the SEC, dated February 9, 2021

21.1	List of Subsidiaries (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

23.1*	Consent of Marcum LLP, independent registered accounting firm for AMCI Acquisition Corp.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	Interactive Data Files

*	Filed herewith.
+	Indicated a management or compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advent Technologies Holdings, Inc. 10-K

	By:	/s/ Vassilios Gregoriou
March 26, 2021	Name:	Vassilios Gregoriou
	Title:	Chief Executive Officer

Name	Position	Date

/s/ Vassilios Gregoriou	Chief Executive Officer and Chairman of the Board	March 26, 2021
Vassilios Gregoriou

/s/ William Hunter	President, Chief Financial Officer and Director	March 26, 2021
William Hunter

/s/ Emory De Castro	Chief Technology Officer and Director	March 26, 2021
Emory De Castro

/s/ Lawrence M. Clark, Jr.	Director	March 26, 2021
Lawrence M. Clark, Jr.

/s/ Katherine E. Fleming	Director	March 26, 2021
Katherine E. Fleming

/s/ Anggelos Skutaris	Director	March 26, 2021
Anggelos Skutaris

/s/ Katrina Fritz	Director	March 26, 2021
Katrina Fritz

AMCI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
AMCI Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AMCI Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 26, 2021

AMCI ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$24,945	$520,422
Prepaid income tax	203,613	-
Prepaid expenses and other current assets	353,959	57,109
Total Current Assets	582,517	577,531

Cash and cash equivalents held in Trust Account	93,340,005	225,433,349
Total Assets	$93,922,522	$226,010,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$349,439	$25,496
Accrued expenses	25,000	25,000
Franchise tax payable	40,050	200,050
Income tax payable	-	1,033,660
Promissory note	2,365,649	-
Promissory note- Related party	400,000	-
Total Current Liabilities	3,180,138	1,284,206

Deferred underwriting fees	7,718,227	7,718,227
Total Liabilities	10,898,365	9,002,433

Commitments

Common stock subject to possible redemption, 7,560,480 and 20,846,454 shares at redemption value at December 31, 2020 and December 31, 2019, respectively	78,024,156	212,008,440

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,500,656 and 1,205,623 shares issued and outstanding (excluding 7,560,480 and 20,846,454 shares subject to possible redemption at December 31, 2020 and December 31, 2019, respectively)	150	121
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,513,019 shares issued and outstanding at December 31, 2020 and December 31, 2019	551	551
Additional paid-in capital	2,812,626	1,818,808
Retained earnings	2,186,674	3,180,527
Total Stockholders’ Equity	5,000,001	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,922,522	$226,010,880

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Operating expenses
Operating and formation costs	$1,422,570	$439,017
Franchise tax expense	208,794	257,540
Loss from operations	(1,631,364)	(696,557)

Other Income – dividends and interest	836,541	4,638,361
(Loss) income before provision for income tax	(794,823)	3,941,804
Provision for income tax	(199,030)	(1,068,915)
Net (loss) income	$(993,853)	$2,872,889

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	17,139,372	20,869,253

Basic and diluted net income per share, Common stock subject to redemption	0.02	0.15
Basic and diluted weighted average shares outstanding, Common stock(1)	6,807,313	6,695,864
Basic and diluted net loss per share, Common stock(2)	$(0.20)	$(0.05)

(1) Excludes an aggregate of 7,560,480 and 20,846,454 shares subject to possible redemption as of December 31, 2020 and December 31, 2019, respectively.

(2) Excludes income of $357,715 and $3,185,186 attributable to common stock subject to possible redemption for the Years Ended December 31, 2020 and December 31, 2019 (see Note 2).

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2019	1,182,761	$118	5,513,019	$551	$4,691,701	$307,638	$5,000,008
Reversal of offering costs	-	-	-	-	25,000	-	25,000
Change in common stock subject to possible redemption	22,862	3	-	-	(2,897,893)	-	(2,897,890)
Net income	-	-	-	-	-	2,872,889	2,872,889
Balance at December 31, 2019	1,205,623	$121	5,513,019	$551	$1,818,808	$3,180,527	$5,000,007

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance at January 1, 2020	1,205,623	$121	5,513,019	$551	$1,818,808	$3,180,527	$5,000,007
Change in shares subject to redemption	295,033	29	-	-	993,818	-	993,847
Net income (loss)	-	-	-	-	-	(993,853)	(993,853)
Balance at December 31, 2020	1,500,656	150	5,513,019	551	2,812,626	2,186,674	5,000,001

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Cash Flows from Operating Activities:
Net (loss) income	$(993,853)		$2,872,889
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Other income – dividends and interest	(836,541)		(4,638,361)
Changes in operating assets and liabilities:
Prepaid income tax	(203,613)		-
Prepaid expenses and other current assets	(296,850)		72,716
Accounts payable	323,943		(29,868)
Accrued expenses	-		25,000
Franchise tax payable	(160,000)		146,050
Income tax payable	(1,033,660)		920,660
Net cash used in operating activities	(3,200,574)		(630,914)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,865,649)		-
Trust Account withdrawal for redemption of common stock	132,990,436		-
Trust Account withdrawals for the payment of franchise taxes and income taxes	1,805,098		265,057
Net cash provided by investing activities	132,929,885		265,057

Cash Flows from Financing Activities:
Payment for redemption of common stock	(132,990,436)		-
Proceeds from promissory note	2,365,649		-
Proceeds from Promissory Note – related party	400,000		-
Net cash provided by financing activities	(130,224,788)		-

Net Change in Cash	(495,477)		(365,857)
Cash – Beginning	520,422		886,279
Cash – Ending	$24,945		$520,422

Supplemental Disclosure for Cash Flow activities:
Cash paid for income taxes	$1,436,303	$

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(993,848)		$2,897,890
Reversal of deferred offering costs over accrual	$-		$25,000

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and its search for a suitable Business Combination.

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

Transaction costs amounted to $12,628,266, consisting of $4,410,416 of underwriting fees, $7,718,227 of deferred underwriting fees and $499,623 of other costs. In addition, $24,945 of cash remained outside of the Trust Account and was available for working capital purposes as of December 31, 2020.

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
DECEMBER 31, 2020

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
DECEMBER 31, 2020

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

On May 15, 2020, the Company held a special meeting of stockholders to seek stockholder approval to extend the Combination Period from May 20, 2020 to October 20, 2020. The stockholders voted in favor to extend the deadline to complete a Business Combination to October 20, 2020.  In addition, stockholders holding 7,126,888 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.  As a result, approximately $72.6 million (approximately $10.18 per share) was removed from the Trust Account to pay such holders. Approximately $373,000 (equal to $0.025 for each share of Class A common stock that was not redeemed at the special meeting) will be deposited into the Trust Account for each calendar month, or portion thereof, that is needed by the Company to complete an initial business combination.  As of  December 31, 2020, $1,865,649 was deposited into the Trust Account.

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

On February 4, 2021, we consummated a business combination (the "Closing") pursuant to the terms of the Merger Agreement, including the merger of Merger Sub with and Advent, with Advent continuing as the surviving corporation and as a wholly-owned susidaiary of the Company, in accordance with the terms of the Merger Agreement (the "Business Combination").

Liquidity and Capital Resources

The Company successfully consummated its business combination on February 4, 2021.

As indicated in the accompanying financial statements, at December 31, 2019, the Company had $24,945 in cash, working capital deficit of $2,761,184, and $2,728,645 of interest available to pay its tax obligations.

The Company’s liquidity needs have been satisfied to date through the contribution of $25,000 from the sale of the founder shares, the loan from Orion Resource Partners (USA) LP, an affiliate of a business combination target, in an aggregate amount of $2,365,649 pursuant to a promissory note, the loan from the Sponsor in an aggregate amount of $400,000 pursuant to a promissory note, and the net proceeds from the sale of the Units and Private Placement Warrants held outside the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations, close of the Proposed Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Cash and cash equivalents held in Trust Account

At December 31, 2020, the assets held in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.  The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents totaling $93,340,005 and $225,433,329 held in the Trust Account as of December 31, 2020 and December 31, 2019, respectively.  During the years ended December 31, 2020 and December 31, 2019, the Company withdrew $1,805,098 and $265,057, respectively, from interest accrued in the Trust Account for the payment of franchise taxes and income taxes.

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

Net loss per common share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 27,962, 493 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company.  Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$697,998	$4,384,774
Less: interest available to be withdrawn for payment of taxes	(340,282)	(1,199,589)
Net income allocable to shares subject to possible redemption	357,715	3,185,186
Denominator: Weighted average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	17,139,372	20,869,253
Basic and diluted net income per share	$0.02	$0.15

Non-Redeemable Common Stock
Numerator Net Income minus Net Earnings
Net income (loss)	$(993,853)	$2,872,889
Less: Income attributable to common stock subject to possible redemption	(357,715)	(3,185,186)
Non-Redeemable Net Loss	(1,351,568)	(312,297)
Basic and diluted weighted average shares outstanding	6,807,313	6,695,864
Basic and diluted net loss per common share	$(0.20)	$(0.05)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company's full valuation allowance position and capitalization of all formation costs, the CARES Act did not have an impact on the financial statements.

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
DECEMBER 31, 2020

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

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor whereby, commencing on November 16, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support. For the years ended December 31, 2020 and December 31, 2019, the Company recorded $120,000 in fees in connection with such services in general and administrative expenses in the accompanying statements of operations. There were no fees payable and outstanding as of December 31, 2020 and December 31, 2019.

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

On November 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination pursuant to a promissory note (the “Promissory Note”). The Promissory Note was noninterest bearing and payable on the earlier of February 22, 2021 or the consummation of the Business Combination. $400,000 was outstanding under the Promissory Note as of December 31, 2020.

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
DECEMBER 31, 2020

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

As of December 31, 2020, the aggregate amount deferred for such legal firm and transfer agent and trust company was $474,508. The deferred amount is an unrecognized contingent liability, as closing of the Business Combination was not considered probable as of December 31, 2020.

On May 20, 2020, the Company issued a promissory note (the “Note”) in the principal amount of up to $2,365,649 to an affiliate of a business combination target (the “Lender”), pursuant to which Lender agreed, among other things, to loan the Company the necessary funds to deposit in the Company’s Trust Account for each share of the Company’s Class A common stock (“Public Share”) that was not redeemed in connection with the extension of the Company’s termination date from May 20, 2020 until October 20, 2020. The Note provides that, commencing May 20, 2020, Lender shall advance to the Company monthly payments of approximately $373,000, up to a maximum amount of approximately $1.9 million. The Company will deposit these advances into the Company’s Trust Account and such amounts will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial business combination. Lender will also advance the Company up to $500,000 to pay fees and expenses incurred by the Company in completing its initial business combination. The Note bears no interest unless the Company enters into a definitive agreement for an initial business combination with a party that is not affiliated with Lender (“Third Party Business Combination”), in which case the Note will bear interest at 1% per annum. The Note is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination or (ii) February 22, 2021, pursuant to the Amendment to Promissory Note dated October 12, 2020. The Company’s obligations under the Note are subject to a limited recourse guarantee by the Sponsor and are secured by a portion of the founder shares and private placement warrants (the “Pledged Securities”) of the Company owned by Sponsor. Following the occurrence of a Third Party Business Combination, no amounts will be due under the Note if Lender elects to realize under the Pledged Securities.  As of December 31, 2020, the outstanding amount is $2,365,649.

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and December 31, 2019, there were 1,500,656 and 1,205,623 shares of Class A common stock issued and outstanding, excluding 7,560,480 and 20,846,454 shares of common stock subject to possible redemption, respectively.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and December 31, 2019, there were 5,513,019 shares of Class B common stock issued and outstanding.

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
DECEMBER 31, 2020

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
DECEMBER 31, 2020

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

Note 8 - Income Taxes

The income tax provision consists of the following:

	As of December 31,
	2020	2019
Current
US Federal	$171,703	$878,133
US State	27,327	194,357
Total current provision	199,030	1,072,490
Deferred
US Federal	(312,697)	(103,156)
US State	(117,516)	(31,983)
Total deferred benefit	(430,213)	(135,139)
Change in valuation allowance	430,213	135,139
Total deferred provision	$-	$-

As of December 31, 2020 and 2019, the Company did not have any U.S. federal and state net operating loss carryovers (“NOLs”).

	December 31, 2020	December 31, 2019
Deferred tax assets:
Startup Costs	$565,352	$131,532
Total deferred income tax assets	$565,352	$131,532

Net deferred income tax assets	$565,352	$131,532
Valuation allowance	(565,352)	(131,532)
Deferred tax asset, net of allowance	$-	$-

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

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and December 31, 2019 is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	12.19%	3.10%
Return to provision	(4.10)%	(0.30)%
Other	-%	-%
Change in valuation allowance	(54.13)%	3.30%
Income tax provision	(25.04)%	27.10%

The Company files income tax returns in the U.S. federal jurisdiction and Pennsylvania and is subject to examination for the years ended December 31, 2018, 2019, and 2020.

Note 9 - Fair Value Measurements

The Company follows the guidance of ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The following table presents information about the Company’s assets that are measured on a recurring basis at December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$93,340,005

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account	$225,433,349

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 12, 2020, and as amended on October 19, 2020 and amended again on December 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company (the “Sponsor”), solely in the capacity the Purchaser Representative, Advent Technologies Inc., a Delaware corporation (“Advent”), and Vassilios Gregoriou, solely in his capacity Seller Representative providing for, among other things, the combination of the Company and Advent pursuant to the merger of Merger Sub with and into Advent with Advent continuing as the surviving entity and as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, all shares of Advent’s common stock, par value $0.001 per share and all of Advent’s convertible preferred shares, par value $0.001 per share, on an as converted basis, issued and outstanding immediately prior to the effective time, will be converted into the right to receive Company common stock, par value $0.0001 per share, representing a pro rata share of $250 million in the aggregate, minus net debt adjustment, with each stockholder of Advent being entitled to receive its pro rata share of the total consideration.

On October 20, 2020, the Company redeemed 5,864,053 shares of the Class A common stock at a redemption price of $60.4 million, as a result of the voting for an amendment and extension of the certificate of incorporation of AMCI.

On December 17, 2020, a purportes shareholder class action complaint was filed by Dillon Frey against the Company in the Supreme Court of the State of New York, County of New York, alleging that the proposed Business Combination with Advent is both procedurally and substantively unfair and seeking to maitain the action as a class action and enjoin the Business Combination, among other things, without stating a specific amount of damages. The complaint does not provide detail as to how the proposed Business Combination is unfair, either procedurally or substantively, and we believe it has no merit. On February 10, 2021, a notice of dismissal of the complaint was filed in the Supreme Court of the State of New York, County of New York.

On December 22, 2020 AMCI entered into subscription agreements, pursuant to which certain investors agreed to purchase, and AMCI agreed to sell to the investors, an aggregate of 6,500,000 shares of AMCI Class A common stock for gross proceeds to AMCI of $65,000,000 (the “PIPE Investment”). The PIPE Investment closed substantially immediately prior to the Closing of the Business Combination.

On January 5, 2021, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5620(a), due to the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year end. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

On February 2, 2021, the Company held a Special Meeting at which the Company’s stockholders considered and adopted, among other matters, the Merger Agreement (the “Special Meeting”). On February 4, 2021 (the “Closing Date”), the parties to the Merger Agreement consummated the Business Combination. Pursuant to the Merger Agreement, the Merger Consideration paid to the Advent stockholders is being paid solely by the delivery of new shares of New Advent common stock, each valued at $10.00 per share. The aggregate value of the consideration paid to Advent stockholders in the Business Combination was approximately $250.3 million. Prior to the Special Meeting, holders of 1,606 shares of AMCI’s Class A common stock sold in its initial public offering exercised their right to redeem those shares for cash at a price of approximately $10.30 per share, for an aggregate of $16,536.

In connection with the Closing, New Advent common stock and warrants began trading on Nasdaq under the symbols “ADN” and “ADNWW”. AMCI’s public units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security. As of the Closing Date, our directors and executive officers and affiliated entities beneficially owned approximately 26.1% of the outstanding shares of New Advent common stock, and the former securityholders of AMCI beneficially owned approximately 31.6% of the outstanding shares of New Advent common stock.

On February 4, 2021, we consummated a business combination (the “Closing”) pursuant to the terms of the Merger Agreement, including the merger of Merger Sub with and into Advent, with Advent continuing as the surviving corporation and as a wholly-owned subsidiary of the Company, in accordance with the terms of the Merger Agreement (the “Business Combination”).

On February 5, 2021, Advent entered into a lease agreement by and among Advent, in its capacity as Tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as Landlord, (the “2021 Lease Agreement”). The 2021 Lease Agreement, which is dated as of February 5, 2021, provides for the rental by Advent of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. The term of the lease is five years (unless sooner terminated as provided in the 2021 Lease Agreement).

On February 18, 2021, Advent, a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Bren-tronics, Inc. (“Seller”) and UltraCell, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“UltraCell”). Pursuant to the Purchase Agreement, and subject to the terms and conditions therein, on February 18, 2021, Advent acquired 100% of the issued and outstanding membership interests in UltraCell.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. The lease has a term of eight years and five months, with an option to extend for five years.