Form 10-K/A
period 2020-12-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2021-05-20
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
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

As of May 18, 2021, the registrant had 46,128,745 shares of common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

EXPLANATORY NOTE RELATED TO THE RESTATEMENT

This Amendment No. 1 to Form 10-K (this "Amendment" or "Form 10-K/A") amends the Advent Technologies Holdings, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 originally filed with the Securities and Exchange Commission ("SEC") on March 26, 2021 by the Company (the "Original Filing"). This Amendment restates the Company's previously issued consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2020. See Note 1, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters during the year ended December 31, 2020 and December 31, 2019 has also been restated. See Note 1, Restatement of Previously Issued Quarterly Financial Statements (unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information.

Restatement Background

    On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for settlement of cash in a tender offer that is different than the underlying stock and the potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the public warrants and the private placement warrants (collectively, the “Warrants”) issued in connection with the initial public offering of AMCI Acquisition Corp. (“AMCI”) and recorded in equity in the Company’s consolidated balance sheet as a result of the business combination occurring on February 4, 2021.

    Accordingly, due to this restatement, the Warrants have been classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020 and December 31, 2019, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss) and comprehensive income (loss). The Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the warrants recognized.

    In our analysis of the warrants post-closing of the business combination, we have determined that due to the single class of common stock, the Public Warrants will be classified as equity for future reporting periods.  The private placement warrants, together with the working capital warrants issued at the consummation of the Business Combination, will continued to be classified as a liability at fair value.  For periods following the Business Combination “Warrants” refers to the public warrants, private placement warrants and working capital warrants, collectively.

Impact of the Restatement

As a result of this restatement, the Warrants have been reflected as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020 and December 31, 2019, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of earnings (loss) and comprehensive income (loss).

The impact of these adjustments was an increase to net loss of $99.2 million for the year ended December 31, 2020, an increase to total liabilities of $99.2 million and a corresponding decrease to total equity of $99.2 million as of December 31, 2020. The impact of these adjustments was an increase to net income of $18.6 million for the year ended December 31, 2019, a decrease in liabilities of $18.6 million and a corresponding increase in total equity of $18.6 million as of December 31, 2019.

The restatement of the financial statements had no impact on the Company’s liquidity or cash, or cash equivalents, or cash flows from operating, investing and financing activities. See Note 1 to the Note to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In light of the restatement discussed above, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020 and December 31, 2019. Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020 and December 31, 2019, due to a material weakness in the internal control over financial reporting related to the accounting for complex accounting instruments. We have developed and are implementing a plan to remediate this material weakness and to address the restatement noted above to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

Items Amended in this Form 10-K/A

For the reasons discussed above, the Company is filing this Amendment in order to amend the following items in our Original 10-K Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment.

Part I, Item 1A. Risk Factors.
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II, Item 8. Financial Statements and Supplementary Data.
Part II, Item 9A. Controls and Procedures.

However, for the convenience of the reader, this Amendment sets forth the Original 10-K Filing in its entirety, as amended to reflect the restatement.

This Amendment speaks as of the filing date of the Original 10-K Filing and does not reflect events occurring after the filing date of the Original 10-K Filing.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the years ended December 31, 2020 and December 31, 2019. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A and the information incorporated herein by reference may constitute “forward-looking statements”, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Annual Report on Form 10-K/A, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Item 1.A Risk Factors” in this Annual Report on Form 10-K/A. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K/A may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

The forward-looking statements included in this Annual Report on Form 10-K/A are made only as of the date of this Annual Report. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K/A to conform these statements to actual results or to changes in our expectations.

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

Except as otherwise expressly provided below, this Annual Report on Form 10-K/A does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

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

Available Information

Our Internet address is https://www.advent.energy. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K/A. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risks. You should consider carefully the risks described below as well as the other information contained in this Annual Report on Form 10-K/A before investing in our common stock. The risks described below are those that we believe are the material risks that we face. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Forward-Looking Statements” in this Annual Report on Form 10-K/A.

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

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could result in material misstatements in our financial statements.

In light of the restatement discussed herein, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, and has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective during the quarters ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019,  March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. As described in Note 1, Restatement of Previously Issued Consolidated Financial Statements, subsequent to the issuance of the Company’s 2020 consolidated financial statements, the Company’s management determined there was an error related to the accounting treatment of the Warrants previously issued. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements will not be prevented or detected on a timely basis.

We have developed and are implementing a plan to remediate this material weakness and to address the restatement noted above to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. However, we cannot assure you that this will occur within a specific timeframe. This material weakness will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weakness or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual consolidated financial statements. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

The SEC released a public statement regarding accounting for warrants which resulted in our warrants being accounted for as liabilities rather than as equity and a restatement of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled "Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies ("SPACs") (the "Statement"). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC's balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of the Company's financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements discussed above, we have become subject to additional risks and uncertainties, including, among others,increased professional fees and expenses and time commitment that may be required to address matters related to the restatement, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company's reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company's business, financial condition and results of operations and could cause its stock price to decline.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our common stock.

Following the restatement of our historical financial statements, we account for our warrants as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as determined by the Company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. We may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find securities issued by us less attractive because we will rely on these exemptions. If some investors find those securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

The exercise of Warrants for our common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2020, we had Warrants to purchase an aggregate of 27,962,493 shares of our common stock outstanding. To the extent remaining Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

The valuation of our Warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

The change in fair value of our Warrants is the result of changes in stock price and Warrants outstanding at each reporting period. The Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding Warrants issued in connection with the initial public offering of ACMI and the concurrent private placement. Significant changes in our stock price or number of Warrants outstanding may adversely affect our net income (loss) in our consolidated statements of earnings (loss).

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K/A, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1.A. Risk Factors” section of this Annual Report on Form 10-K/A, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis

Overview

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

For the year ended December 31, 2020, we had a net loss of $100,213,978, which consisted of loss from operations of $1,631,364, a loss from the change in the fair value of warrant liabilities of $99,220,125 and a provision for income taxes of $199,030 offset by dividend income on marketable securities held in the trust account of $836,541.

For the three months ended December 31, 2020 we had a net loss of $88,398,354, which consisted of previously reported net loss of $322,258 and a net restatement of ($88,076,096).

For the three months ended September 30, 2020 we had a net loss of $5,766,096, which consisted of previously reported net loss of $617,905 and a net restatement of ($5,148,191).

For the three months ended June 30, 2020 we had net loss of $10,995,554, which consisted of previously reported net loss of $418,925 and a net restatement of ($10,576,629).

For the three months ended March 31, 2020 we had net income of $4,946,026, which consisted of previously reported net income of $365,235 and a net restatement of $4,580,791.

For the year ended December 31, 2019, we had net income of $21,512,138, which consisted of a change in the fair value of warrant liabilities of $18,639,249 and dividend income on marketable securities held in the trust account of $4,638,361, offset by operating costs of 696,557, and a provision for income taxes of $1,068,915.

For the three months ended December 31, 2019 we had net income of $1,188,421, which consisted of previously reported net income of $424,546 and a net restatement of $763,875.

For the three months ended September 30, 2019 we had a net loss of $545,467, which consisted of previously reported net income of $815,158 and a net restatement of ($1,360,625).

For the three months ended June 30, 2019 we had net income of $1,069,564, which consisted of previously reported net income of $842,931 and a net restatement of $226,633.

For the three months ended March 31, 2019 we had net income of $19,799,620, which consisted of previously reported net income of $790,254 and a net restatement of $19,009,366.

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

For the year ended December 31, 2020, cash used in operating activities was $3,200,574, consisting primarily of a net loss of $100,213,978, offset by a change in the fair value of warrant liabilities of $99,220,125 and by dividends earned on marketable securities held in the trust account of $836,541. Changes in operating assets and liabilities used $1,370,180 of cash from operating activities.

For the year ended December 31, 2019, cash used in operating activities was $630,914, consisting primarily of net income of $21,512,138, offset by a change in the fair value of warrant liabilities of $18,639,249 and dividends earned on marketable securities held in the trust account of $4,638,361. Changes in operating assets and liabilities provided $1,134,558 of cash from operating activities.

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

Public Warrants, Private Placement Warrants and Working Capital Warrants

As part of the AMCI initial public offering on November 20, 2018, AMCI issued to third party investors 22,052,077 warrants at a price of $11.50 per warrant. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (the “public warrants”).

In connection with the closing of the initial public offering, AMCI closed the private placement of an aggregate of 5,910,416 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share (the “private placement warrants”), initially issued to AMCI Sponsor LLC (the “Sponsor”), at a price of $1.00 per private placement warrant, generating proceeds of $5,910,416. Each private placement warrant allows the holder to purchase one share of common tock at $11.50 per share.

In order to finance transaction costs in connection with the Business Combination, Sponsor made a non-interest bearing loan to us of $400,000. In connection with the Closing, such loan was converted into warrants at a price of $1.00 per warrant at the option of the lender, exercisable to purchase one share of common stock at an exercise price of $11.50 per share (the “working capital warrants” and, together with the placement warrants and the public warrants, the “Warrants”).As of December 31, 2020, 22,052,077 public warrants and 5,910,416 private placement warrants remained outstanding.

As a part of the Business Combination, Sponsor agreed to cancel 1,970,138 private placement warrants.

The private placement warrants, the working capital warrants and the shares of common stock issuable upon the exercise of the private placement warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the private placement warrants and the working capital warrants are exercisable on a cashless basis, at the holder's option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants or the working capital warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants or the working capital warrants will be redeemable by us and exercisable by such holders on the same basis as the public warrants. In addition, the warrant agreement provides that in case of a tender offer or exchange that involves 50% or more of the Company's stockholders, the Public Warrants may be settled in cash, equity securities or other assets depending on the kind and amount received per share by the holders of the common stock in such consolidation or merger that affirmatively make such election.

We evaluated the Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity's Own Equity, and concluded that they do not meet the criteria to be classified in stockholders' equity. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for settlement of cash in a tender offer that is different than the underlying stock and the potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Since the Warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of earnings (loss) and consolidated statements of comprehensive income (loss) at each reporting date. Because the public warrants were publicly traded and thus had an observable market price, fair value adjustments were determined by utilizing the market prices whereas the private placement warrants and working capital warrants were valued using a Black-Scholes-Merton pricing model as described in Note 10, Fair Value Measurements, to the consolidated financial statements. The changes in the fair value of the Warrants may be material to our future operating results.

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

This information required by this item may be found on pages F-1 through F-19 of this annual report on Form 10-K/A.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information required by this item is set forth under Item 4.01 of the Super 8-K, which is incorporated by reference herein.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a material weakness in the internal control over financial reporting described below.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the restatement discussed herein, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020 and December 31, 2019. Management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective for the quarters ended March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019,  March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020 due to a material weakness in the internal control over financial reporting related to the accounting for complex accounting instruments. We have developed and are implementing a plan to remediate this material weakness and to address the restatement noted above to improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 and December 31, 2019.

Remediation Plan

We currently are implementing a number of actions, as described below, to remediate the material weakness described in this Item 9A. Our management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our remediation plan includes, but is not limited to, that we will improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements.

When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that have led to the material weakness we have identified and strengthen our internal controls over financial reporting.

The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

We have undertaken and will undertake strategic remediation actions, as discussed above, to address the material weakness in our internal controls over financial reporting. With the exception of the foregoing remediation actions and the changes described in the previous section, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

Our business and affairs are managed by or under the direction of our Board. The table below lists the persons who currently serve on our Board and any other position that such director holds with the Company.

Name	Age	Position

Vassilios Gregoriou	56	Chairman, Chief Executive Officer and Director

William Hunter	52	President, Chief Financial Officer and Director

Emory De Castro	63	Chief Technology Officer and Director

Katherine E. Fleming	55	Director

Anggelos Skutaris	56	Lead Director

Katrina Fritz	48	Director

Lawrence M. Clark	50	Director

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

Lawrence M. Clark, Jr., who has served as an independent director of AMCI since November 15, 2018, is the founder and Managing Member of BalanTrove Management, LLC (“BalanTrove”), a corporate advisory firm to middle market companies, investors and lenders. BalanTrove provides strategic advisory, interim executive management, and operational, financial and project evaluation and due diligence assistance to businesses in transition and capital providers. Mr. Clark serves as a director of American Consolidated Natural Resources, Inc., the largest private miner of thermal coal in the U.S. From 2019 to 2020 he served as a director of Blackhawk Mining, LLC and from 2015 to 2018, he served as Chief Executive Officer of Accordant Energy, LLC, a licensor of a patented portfolio of intellectual property for processing municipal solid waste into a low-carbon engineered fuel for use in utility and industrial boilers. Prior to that, he served for two years as President and Chief Executive Officer of JW Resources, Inc., a private operator of thermal coal assets in Central Appalachia. Before founding BalanTrove in 2011, Mr. Clark spent eight years at Harbinger Capital Partners LLC, most recently as Managing Director and Director of Investments, where he was responsible for investments in metals, mining, industrial and retail companies, among other sectors. From 2001 to 2002, Mr. Clark was a Distressed Debt and Special Situations Research Analyst at Satellite Asset Management, L.P. He was Vice President in the Distressed Debt and High Yield Research Department at Lazard Freres & Co., LLC from 2000 to 2001, and an Associate in Credit Suisse First Boston’s High Yield Research Group from 1998 to 2000. Mr. Clark started his investing career in 1997 in the Corporate Bond Research Department of Salomon Brothers. Mr. Clark received an M.B.A. from New York University’s Stern School of Business in 1998, and a B.S.B.A. in Finance from Villanova University in 1993. He is well qualified to serve on the board of directors following the Business Combination due to his extensive operational, management, analysis and investing experience.

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

•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

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

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

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

16.1	Letter from Marcum LLP to the SEC, dated February 9, 2021

21.1	List of Subsidiaries (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

23.1*	Consent of Marcum LLP, independent registered accounting firm for AMCI Acquisition Corp.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101*	Interactive Data Files

*	Filed herewith.
+	Indicated a management or compensatory plan, contract or arrangement.

Item 16.	Form 10-K/A Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advent Technologies Holdings, Inc.

	By:	/s/ Vassilios Gregoriou
May 19, 2021	Name:	Vassilios Gregoriou
	Title:	Chief Executive Officer

Name	Position	Date

/s/ Vassilios Gregoriou	Chief Executive Officer and Chairman of the Board	May 19, 2021
Vassilios Gregoriou

/s/ William Hunter	President, Chief Financial Officer and Director	May 19, 2021
William Hunter

/s/ Emory De Castro	Chief Technology Officer and Director	May 19, 2021
Emory De Castro

/s/ Lawrence M. Clark, Jr.	Director	May 19, 2021
Lawrence M. Clark, Jr.

/s/ Katherine E. Fleming	Director	May 19, 2021
Katherine E. Fleming

/s/ Anggelos Skutaris	Director	May 19, 2021
Anggelos Skutaris

/s/ Katrina Fritz	Director	May 19, 2021
Katrina Fritz

AMCI ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
AMCI Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of AMCI Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Restatement of the 2020 Financial Statements
As discussed in Note 1 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019 and for each of the years then ended, have been restated to correct a misstatement relating to the company’s accounting for public and private warrants.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY
March 26, 2021 except for the effects of the restatement discussed in Note 1, Note 8, Note 9, and  Note 10 as to which the date is May 19, 2021

AMCI ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2020 (as restated-Note 1)	December 31, 2019 (as restated-Note 1)

ASSETS
Current Assets
Cash	$24,945	$520,422
Prepaid income tax	203,613	-
Prepaid expenses and other current assets	353,959	57,109
Total Current Assets	582,517	577,531

Cash and cash equivalents held in Trust Account	93,340,005	225,433,349
Total Assets	$93,922,522	$226,010,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$349,439	$25,496
Accrued expenses	25,000	25,000
Franchise tax payable	40,050	200,050
Income tax payable	-	1,033,660
Promissory note	2,365,649	-
Promissory note- Related party	400,000	-
Total Current Liabilities	3,180,138	1,284,206

Warrant Liabilities	109,466,579	10,246,454
Deferred underwriting fees	7,718,227	7,718,227
Total Liabilities	120,364,944	19,248,887

Commitments

Common stock subject to possible redemption, 0 and 19,838,936 shares at redemption value at December 31, 2020 and December 31, 2019, respectively	-	201,761,986

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 9,061,136 and 2,213,141 shares issued and outstanding (excluding 0 and 19,838,936 shares subject to possible redemption at December 31, 2020 and December 31, 2019, respectively)	906	221
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,513,019 shares issued and outstanding at December 31, 2020 and December 31, 2019	551	551
Additional paid-in capital	53,536,057	(15,234,807)
Retained earnings / (Accumulated Deficit)	(79,979,936)	20,234,042
Total Stockholders’ Equity	(26,442,422)	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,922,522	$226,010,880

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020 (as restated-Note 1)	For the Year Ended December 31, 2019 (as restated-Note 1)
Operating expenses
Operating and formation costs	$1,422,570	$439,017
Franchise tax expense	208,794	257,540
Loss from operations	(1,631,364)	(696,557)

Change in fair value of warrant liabilities	(99,220,125)	18,639,249
Other Income – dividends and interest	836,541	4,638,361
(Loss) income before provision for income tax	(100,014,948)	22,581,053
Provision for income tax	(199,030)	(1,068,915)
Net (loss) income	$(100,213,978)	$21,512,138

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	15,811,603	19,401,513

Basic and diluted net income per share, Common stock subject to redemption	-	0.16
Basic and diluted weighted average shares outstanding, Common stock(1)	8,135,082	8,163,583
Basic and diluted net loss per share, Common stock(2)	$(12.32)	$2.26

(1) Excludes an aggregate of 0 and 19,838,936 shares subject to possible redemption as of December 31, 2020 and December 31, 2019, respectively.

(2) Excludes income of $357,715 and $3,185,186 attributable to common stock subject to possible redemption for the Years Ended December 31, 2020 and December 31, 2019 (see Note 2).

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(as restated-Note 1)

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2019 (as restated)	4,065,566	$118	5,513,019	$551	$6,277,435	$(1,278,096)	$5,000,008
Reversal of offering costs	-	-	-	-	25,000	-	25,000
Change in common stock subject to possible redemption	(1,852,425)	103	-	-	(21,537,242)	-	(21,537,139)
Net income (as restated)	-	-	-	-	-	21,512,138	21,512,138
Balance at December 31, 2019 (as restated)	2,213,141	$221	5,513,019	$551	$(15,234,807)	$20,234,042	$5,000,007

	Shares of Class A Common Stock		Shares of Class B Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance at January 1, 2020 (as restated)	2,213,140	$221	5,513,019	$551	$(15,234,807)	$20,234,042	$5,000,007
Change in shares subject to redemption	6,847,996	685	-	-	68,770,864	-	68,771,549
Net income (loss) (as restated)	-	-	-	-	-	(100,213,978)	(100,213,978)
Balance at December 31, 2020 (as restated)	9,061,136	906	5,513,019	551	$53,536,057	(79,979,936)	(26,442,422)

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020 (as restated-Note 1)	For the Year Ended December 31, 2019 (as restated-Note 1)

Cash Flows from Operating Activities:
Net (loss) income	$(100,213,978)		$21,512,138
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	99,220,125		(18,639,249)
Other income – dividends and interest	(836,541)		(4,638,361)
Changes in operating assets and liabilities:
Prepaid income tax	(203,613)		-
Prepaid expenses and other current assets	(296,850)		72,716
Accounts payable	323,943		(29,868)
Accrued expenses	-		25,000
Franchise tax payable	(160,000)		146,050
Income tax payable	(1,033,660)		920,660
Net cash used in operating activities	(3,200,574)		(630,914)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,865,649)		-
Trust Account withdrawal for redemption of common stock	132,990,436		-
Trust Account withdrawals for the payment of franchise taxes and income taxes	1,805,098		265,057
Net cash provided by investing activities	132,929,885		265,057

Cash Flows from Financing Activities:
Payment for redemption of common stock	(132,990,436)		-
Proceeds from promissory note	2,365,649		-
Proceeds from Promissory Note – related party	400,000		-
Net cash provided by financing activities	(130,224,788)		-

Net Change in Cash	(495,477)		(365,857)
Cash – Beginning	520,422		886,279
Cash – Ending	$24,945		$520,422

Supplemental Disclosure for Cash Flow activities:
Cash paid for income taxes	$1,436,303	$

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$68,771,520		$(21,537,142)
Reversal of deferred offering costs over accrual	$-		$25,000

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

Restatement of Previously Issued Annual Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for settlement of cash in a tender offer that is different than the underlying stock and the potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability.

As a result of the SEC Statement, the Company reevaluated the accounting treatment of the public warrants and the private placement warrants issued in connection with the initial public offering of AMCI Acquisition Corp. that were orginally recorded as equity. Because these warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, and have the tender offer provisions that could preference one of our two classes of stock in the event of such tender offer, these warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet.

Accordingly, due to this restatement, the public warrants and the private placement warrants are now classified as a liability on the Company’s balance sheet at December 31, 2020 and December 31, 2019. These warrants are measured at fair value initially and subsequently at each reporting date with changes in the fair value recognized as a gain or loss in the Company’s statements of operations. These warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of these warrants recognized.

The Company reclassified certain transaction cost incurred in 2018 and reported as part of additional paid-in capital as an income statement expense. Transaction cost adjustment was made to reflect reclassification of warrants as liability instruments. The adjustment amounted to $ 1,302,034 and was recorded effective 11/20/2018.

The impact of this correction to the applicable reporting periods for the financial statement line items impacted is as follows (only line items impacted by the restatement were presented):

AMCI Acquisition Corp. Balance Sheet for the Year Ended
December 31, 2020

	As Previously Reported	Restatement Impact	As Restated
Warrant Liabilities		109,466,579	109,466,579
Total Liabilities	10,898,365	109,466,579	120,364,944
Common stock subject to possible redemption	78,024,156	(78,024,156)	-
Class A Common stock	150	756	906
Additional paid-in capital	2,812,626	50,723,431	53,536,057
Retained earnings / (Accumulated Deficit)	2,186,674	(82,166,610)	(79,979,936)
Total Stockholders’ Equity	5,000,001	(31,442,423)	(26,442,422)

AMCI Acquisition Corp. Balance Sheet for the Year Ended
December 31, 2019

	As Previously Reported	Restatement Impact	As Restated
Warrant Liabilities		10,246,454	10,246,454
Total Liabilities	9,002,433	10,246,454	19,248,887
Common stock subject to possible redemption	212,008,440	(10,246,454)	201,761,986
Class A Common stock	121	100	221
Additional paid-in capital	1,818,808	(17,053,615)	(15,234,807)
Retained earnings / (Accumulated Deficit)	3,180,527	17,053,515	20,234,042

AMCI Acquisition Corp. Statement of Operations for the Year Ended
December 31, 2020

	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities		(99,220,125)	(99,220,125)
(Loss) income before provision for income tax	(794,823)	(99,220,125)	(100,014,948)
Net (loss) income	(993,853)	(99,220,125)	(100,213,978
Basic and diluted net loss per share, Common stock subject to redemption	0.02	(0.02)	-
Basic and diluted net loss per share, Common stock	(0.20)	(12.12)	(12.32)

AMCI Acquisition Corp. Statement of Operations for the Year Ended
December 31, 2019

	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities		18,639,249	18,639,249
(Loss) income before provision for income tax	3,941,804	18,639,249	22,581,053
Net (loss) income	2,872,889	18,639,249	21,512,138
Basic and diluted net loss per share, Common stock subject to redemption	0.15	0.01	0.16
Basic and diluted net loss per share, Common stock	(0.05)	2.31	2.26

AMCI Acquisition Corp. Statement of Cash Flows for the Year Ended
December 31, 2020

	As Previously Reported	Restatement Impact	As Restated
Net (loss) income	(993,853)	(99,220,125)	(100,213,978)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	-	99,220,125	99,220,125
Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	(993,848)	69,765,368	68,771,520

AMCI Acquisition Corp. Statement of Cash Flows for the Year Ended
December 31, 2019

	As Previously Reported	Restatement Impact	As Restated
Net (loss) income	2,872,889	18,639,249	21,512,138
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	-	(18,639,249)	(18,639,249)
Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	2,897,890	(24,435,032)	(21,537,142)

Restatement of Previously Issued Quarterly Financial Statements (unaudited)

In lieu of filing amended quarterly reports on Form 10-Q, the following tables represent our restated unaudited condensed consolidated financial statements for each of the quarters during the years ended December 31, 2020 and December 31, 2019.

AMCI Acquisition Corp. unaudited interim Statement of Operations for each of the quarters during the year ended December 31, 2020

	Three Months Ended			Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2020			June 30, 2020			September 30, 2020			December 31, 2020
	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities	-	4,580,791	4,580,791	-	(10,576,629)	(10,576,629)	-	(5,148,191)	(5,148,191)	-	(88,076,096)	(88,076,096)
(Loss) income before provision for income tax	520,011	4,580,791	5,100,802	(345,560)	(10,576,629)	(10,922,189)	(425,178)	(5,148,191)	(5,573,369)	(544,096)	(88,076,096)	(88,620,192)
Net (loss) income	365,235	4,580,791	4,946,026	(418,925)	(10,576,629)	(10,995,554)	(617,905)	(5,148,191)	(5,766,096)	(322,258)	(88,076,096)	(88,398,354)
Basic and diluted net loss per share, Common stock	(0.01)	0.59	0.58	(0.06)	(1.45)	(1.51)	(0.09)	(0.60)	(0.69)	(0.03)	(9.67)	(9.70)

	Six Months Ended			Nine Months Ended
	June 30, 2020			September 30, 2020
	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities	-	(5,995,838)	(5,995,838)	-	(11,144,029)	(11,144,029)
(Loss) income before provision for income tax	174,451	(5,995,838)	(5,821,387)	(250,727)	(11,144,029)	(11,394,756)
Net (loss) income	(53,690)	(5,995,838)	(6,049,528)	(671,595)	(11,144,029)	(11,815,624)
Basic and diluted net loss per share, Common stock	(0.07)	(0.79)	(0.86)	(0.13)	(1.13)	(1.26)

AMCI Acquisition Corp. unaudited interim Statement of Operations for each of the quarters during the year ended December 31, 2019

	Three Months Ended			Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2019			June 30, 2019			September 30, 2019			December 31, 2019
	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities	-	19,009,366	19,009,366	-	226,633	226,633	-	(1,360,625)	(1,360,625)	-	763,875	763,875
(Loss) income before provision for income tax	1,019,254	19,009,366	20,028,620	1,117,070	226,633	1,343,703	1,015,074	(1,360,625)	(345,551)	790,406	763,875	1,554,281
Net (loss) income	790,254	19,009,366	19,799,620	842,931	226,633	1,069,564	815,158	(1,360,625)	(545,467)	424,546	763,875	1,188,421
Basic and diluted net loss per share, Common stock	(0.01)	1.99	1.98	(0.02)	0.04	0.02	(0.01)	(0.18)	(0.19)	(0.01)	0.10	0.09

	Six Months Ended June 30, 2019			Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Change in fair value of warrant liabilities	-	19,235,999	19,235,999	-	17,875,375	17,875,375
(Loss) income before provision for income tax	2,136,324	19,235,999	21,372,323	3,151,398	17,875,375	21,026,773
Net (loss) income	1,633,185	19,235,999	20,869,184	2,448,343	17,875,375	20,323,718
Basic and diluted net loss per share, Common stock	(0.03)	2.24	2.21	(0.04)	2.17	2.13

AMCI Acquisition Corp. unaudited interim Balance Sheet
for each of the quarters during the year ended December 31, 2020

	March 31, 2020			June 30, 2020			September 30, 2020
	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Warrant Liabilities	-	5,665,663	5,665,663	-	16,242,292	16,242,292	-	21,390,482	21,390,482
Total Liabilities	9,006,140	5,665,663	14,671,803	8,610,603	16,242,292	24,852,895	10,165,519	21,390,482	31,556,001
Common stock subject to possible redemption	212,373,680	(5,665,663)	206,708,017	139,369,310	(16,242,292)	123,127,018	138,751,410	(21,390,482)	117,360,928
Additional paid-in capital	1,453,568	(21,634,306)	(20,180,738)	1,872,487	(11,057,677)	(9,185,190)	2,490,372	(5,909,487)	(3,419,115)
Retained earnings / (Accumulated Deficit)	3,545,762	21,634,306	25,180,068	3,126,837	11,057,677	14,184,514	2,508,932	5,909,487	8,418,419

AMCI Acquisition Corp. unaudited interim Balance Sheet
for each of the quarters during the year ended December 31, 2019

	March 31, 2019			June 30, 2019			September 30, 2019
	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated	As Previously Reported	Restatement Impact	As Restated
Warrant Liabilities	-	9,876,337	9,876,337	-	9,649,704	9,649,704	-	11,010,329	11,010,329
Total Liabilities	8,295,098	9,876,337	18,171,435	8,322,174	9,649,704	17,971,878	8,562,223	11,010,329	19,572,552
Common stock subject to possible redemption	209,900,810	(9,876,337)	200,024,473	210,743,740	(9,649,704)	201,094,036	211,583,900	(11,010,329)	200,573,571
Additional paid-in capital	3,901,440	(17,423,632)	(13,522,192)	3,058,510	(17,650,265)	(14,591,755)	2,243,350	(16,289,640)	(14,046,290)
Retained earnings / (Accumulated Deficit)	1,097,892	17,423,632	18,521,524	1,940,823	17,650,265	19,591,088	2,755,981	16,289,640	19,045,621

The Company made errors in a reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and December 31, 2019. The errors did not have any impact on Company’s Balance Sheet at  December 31, 2020 and December 31, 2019 and Company’s Statement of Operations for years ended December 31, 2020 and December 31, 2021.

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

Warrant Liability

The Company accounts for the 27,962,493 warrants (comprising of 22,052,077 public warrants and 5,910,416 private placement warrants) issued in connection with its Initial Public Offering in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. Accordingly, the Company classifies the warrant instrument as liabilities at its fair value and adjusts the instrument to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of public warrants issued by the Company in connection with the Initial Public Offering has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The private placement warrants have been determined based on a modified Black-Scholes-Merton model.

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the income of the Trust Account and not the income or losses of the Company.  Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31,2020 (as restated)	Year Ended December 31, 2019 (as restated)
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$-	$4,172,856
Less: interest available to be withdrawn for payment of taxes	-	(1,141,612)
Net income allocable to shares subject to possible redemption	-	3,031,244
Denominator: Weighted average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	15,811,603	19,401,513
Basic and diluted net income per share	$-	$0.16

Non-Redeemable Common Stock
Numerator Net Income minus Net Earnings
Net income (loss)	$(100,213,978)	$21,512,138
Less: Income attributable to common stock subject to possible redemption	-	(3,031,244)
Non-Redeemable Net Loss	(100,213,978)	18,480,894
Basic and diluted weighted average shares outstanding	8,135,082	8,163,583
Basic and diluted net loss per common share	$(12.32)	$2.26

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

Common Stock

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and December 31, 2019, there were 9,061,136 and 2,213,141 shares of Class A common stock issued and outstanding, excluding 0 and 19,838,936 shares of common stock subject to possible redemption, respectively.

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

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 8 - Warrant Liability

As of December 31, 2020 and 2019, the Company has 22,052,077 and 5,910,416 public warrants and private placement warrants, respectively, outstanding.

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

Note 9 - Income Taxes

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

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and December 31, 2019 is as follows:

	December 31, 2020 (as restated)	December 31, 2019 (as restated)
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.1%	0.54%
Return to provision	(0.03)%	(0.05)%
Net change in warrant valuation	(20.83)%	(17.33)%
Change in valuation allowance	(0.43)%	0.58%
Income tax provision	(0.19)%	4.74%

The Company files income tax returns in the U.S. federal jurisdiction and Pennsylvania and is subject to examination for the years ended December 31, 2018, 2019, and 2020.

Note 10 - Fair Value Measurements

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

●            Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●            Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company used a Modified Black-Scholes-Merton Model to estimate the fair value of the derivative liability representing private placement warrants. The derivative liability was classified within Level 3 of the fair value hierarchy because certain unobservable inputs were used in the valuation model.

The Company estimated the fair value of derivative liabilities using the following assumptions:

	December 31, 2020	December 31, 2019
Risk free rate	0.32-0.38%	1.56-2.23%
Fair value of underlying stock	$14.93	$10.12
Expected term (in years)	5.04-5.42	5.34-5.64
Stock price volatility	15-40%	12%
Expected dividend yield	0.00%	0.00%

During twelve months ended 2020 and 2019 the Company recognized a $ 31,520,249 loss and $ 2,783,806 gain associated with the revaluation of above derivative liability.

The Company used directly observable quoted market prices to estimate the fair value of the derivative liability representing public warrants. The derivative liability was classified within Level 2 of the fair value hierarchy. During twelve months ended 2020 and 2019 the Company recognized a $ 67,699,876 loss and $ 15,855,443 gain associated with the revaluation of above derivative liability.

The following table presents information about the Company’s assets that are measured on a recurring basis at December 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2020 (as restated)

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account Asset	$93,340,005

Public Warrant Derivative Liability		74,536,020
Private Warrants Derivative Liability			34,930,559

December 31, 2019 (as restated)
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents held in Trust Account Asset	$225,433,349

Public Warrants Derivative Liability		6,836,144
Private Warrants Derivative Liability			3,410,310

AMCI ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Note 11 - Subsequent Events

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