Form 10-Q
period 2021-03-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2021-05-20
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38742

Advent Technologies Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0982969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Clarendon Street Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip code)

(857) 264-7035
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADN	The Nasdaq Global Market
Warrants	ADNWW	The Nasdaq Global Market

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors,” which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Some of the key factors that could cause actual results to differ include:

•	our ability to maintain the listing of our shares of common stock and warrants on Nasdaq;

•	our ability to raise financing in the future;

•	our success in retaining or recruiting officers, key employees or directors;

•	factors relating to our business, operations and financial performance, including:

o	our ability to control the costs associated with our operations;

o	our ability to grow and manage growth profitably;

o	our reliance on complex machinery for our operations and production;

o	the market’s willingness to adopt our technology;

o	our ability to maintain relationships with customers;

o	the potential impact of product recalls;

o	our ability to compete within our industry;

o	our ability to retain key employees;

o	increases in costs, disruption of supply or shortage of raw materials;

o	risks associated with strategic alliances or acquisitions;

o	the impact of unfavorable changes in U.S. and international regulations;

o	the availability of and our ability to meet the terms and conditions for government grants and economic incentives; and

o	our ability to protect our intellectual property rights;

•
market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic on capital markets, general economic conditions, unemployment and our liquidity, operations and personnel;

•	volatility of our stock price and potential share dilution; and

•	future exchange and interest rates.

i

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report. You should not rely upon forward-looking statements as predictions of future events. We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or reflect interim developments.

ii

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2021.

We were originally incorporated in Delaware on June 18, 2018 under the name “AMCI Acquisition Corp.” as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more target businesses. On November 20, 2018, we consummated our initial public offering (the “Initial Public Offering”), following which our shares began trading on the Nasdaq Global Market (“Nasdaq”).

On February 4, 2021, we consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated October 12, 2020, by and among AMCI Acquisition Corp. (the “Company”), AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), AMCI Sponsor LLC (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination (as defined below) (the “Effective Time”) for the stockholders of the Company (other than the Advent stockholders) (the “Purchaser Representative”), Advent Technologies, Inc., a Delaware corporation (“Advent”), and Vasillios Gregoriou, solely in his capacity as the representative from and after the Effective Time for the Advent stockholders (the “Seller Representative”), as amended by Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger (the “Amendments” and as amended, the “Merger Agreement”), dated as of October 19, 2020 and December 31, 2020, respectively, by and among the Company, Merger Sub, Sponsor, Advent, and Seller Representative. In connection with the closing of the Business Combination (the “Closing”), we acquired 100% of the stock of Advent (as it existed immediately prior to the Closing) and its subsidiaries, changed our name from “AMCI Acquisition Corp.” to “Advent Technologies Holdings, Inc.” and changed the trading symbols of our common stock and warrants on Nasdaq from “AMCI” and “AMCIW” to “ADN” and “ADNWW,” respectively.

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Advent is considered the accounting acquirer (and legal acquiree) and the Company is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Quarterly Report on Form 10-Q, including in “Part I, Item 1. Financial Statements” and the notes thereto and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information relating to the quarter ended March 31, 2020 are those of Advent and its subsidiaries, and for the quarter ended March 31, 2021, the financial information includes the financial information of Advent and its subsidiaries for the period prior to the Closing and the financial information of the Company and its subsidiaries for the period subsequent to the Closing. See Note 1 “Basis of Presentation in the accompanying unaudited condensed consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “Advent,” the “Company,” we,” “us” and “our” refer to Advent Technologies Holdings, Inc. and its subsidiaries taken as a whole.

Advent Technologies Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$124,974,831	$515,734
Accounts receivable	1,138,454	421,059
Due from related parties	-	67,781
Contract assets	745,513	85,930
Inventories	812,744	107,939
Prepaid expenses and Other current assets	4,121,554	496,745
Total current assets	131,793,096	1,695,188
Goodwill and intangibles, net	5,178,771	-
Property and equipment, net	317,996	198,873
Total assets	$137,289,863	$1,894,061
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Trade and other payables	$1,462,789	$881,394
Due to related parties	-	1,114,659
Deferred income from grants, current	306,917	158,819
Contract liabilities	44,185	167,761
Other current liabilities	2,956,116	904,379
Income tax payable	199,653	201,780
Total current liabilities	4,969,660	3,428,792
Warrant Liability	23,350,695	-
Deferred income from grants, non-current	67,848	182,273
Other long-term liabilities	193,719	76,469
Total liabilities	28,581,922	3,687,534
Commitments and contingent liabilities	-	-
Stockholders’ equity/(deficit)
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at March 31, 2021 and December 31, 2020; Issued and outstanding: 46,105,947 and 25,033,398 at March 31, 2021 and December 31, 2020, respectively)	4,611	2,503
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at March 31, 2021 and December 31, 2020; nil issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Additional Paid in Capital	118,568,449	10,993,762
Accumulated Other Comprehensive Income	130,725	111,780
Accumulated Deficit	(9,995,844)	(12,901,518)
Total stockholders’ equity/(deficit)	108,707,941	(1,793,473)
Total liabilities and stockholders’ equity/(deficit)	$137,289,863	$1,894,061

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(All amounts in USD, except for share data)

	Three months ended March 31,
	2021	2020
Revenue, net	$1,489,292	$100,266
Cost of revenues	(347,342)	(66,037)
Gross profit / (loss)	1,141,950	34,229
Income from grants	38,453	228,764
Research and development expenses	(29,082)	(51,269)
Administrative and selling expenses	(7,921,858)	(302,669)
Amortization of intangibles	(186,760)	-
Operating Loss	(6,957,297)	(90,945)
Finance costs	(10,280)	(2,523)
Change fair value of warrant liability	9,765,625	-
Foreign exchange differences, net	23,955	(18,587)
Other income / (expense)	83,671	(104,561)
Income / (Loss) before income tax	2,905,674	(216,616)
Income tax expense	-	-
Net income / (loss)	$2,905,674	$(216,616)
Net income / (loss) per share, basic	0.08	(0.01)
Weighted Average shares outstanding, basic	37,769,554	14,979,803
Net income / (loss) per share, diluted	0.07	(0.01)
Weighted Average shares outstanding, diluted	40,987,346	14,979,803

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net Income / (loss)	$2,905,674	$(216,616)
Other comprehensive income / (loss), net of tax effect:
Foreign currency translation adjustment	18,945	(49,841)
Total other comprehensive income / (loss)	18,945	(49,841)
Comprehensive income / (loss)	$2,924,619	$(266,457)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)
(Unaudited)

(All amounts in USD, except for share data)

	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of December 31, 2020	844,037	$845	2,095,592	$2,096	3,017,057	$3,017	$10,990,307	$(12,901,518)	$111,780	$(1,793,473)
Retroactive application of recapitalization	(844,037)	(845)	(2,095,592)	(2,096)	22,016,341	(513)	3,454	-	-	-
Adjusted balance, beginning of period	-	-	-	-	25,033,398	2,504	10,993,761	(12,901,518)	111,780	(1,793,473)
Business Combination and PIPE financing	-	-	-	-	21,072,549	2,107	107,574,688	-	-	107,576,795
Net (loss) / Profit	-	-	-	-	-	-	-	2,905,674	-	2,905,674
OCI	-	-	-	-	-	-	-	-	18,945	18,945
Balance as of March 31, 2021	-	$-	-	$-	46,105,947	$4,611	$118,568,449	$(9,995,844)	$130,725	$108,707,941

	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of December 31, 2019	314,505	$315	2,108,405	$2,108	888,184	$888	$8,811,647	$(9,767,619)	$118,859	$(833,802)
Retroactive application of recapitalization	(314,505)	(315)	(2,108,405)	(2,108)	13,915,109	592	1,831	-	-	-
Adjusted balance, beginning of period	-	-	-	-	14,803,293	1,480	8,813,478	(9,767,619)	118,859	(833,802)
Issuance of preferred stock*	-	-	-	-	2,225,396	223	1,429,782	-	-	1,430,005
Net loss / Profit	-	-	-	-	-	-	-	(216,616)	-	(216,616)
OCI	-	-	-	-	-	-	-	-	(49,841)	(49,841)
Balance as of March 31, 2020	-	$-	-	$-	17,028,689	$1,703	$10,243,260	$(9,984,235)	$69,018	$329,746

* Issuance of convertible preferred stock has been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2021	2020

Net Cash used in Operating Activities	$(12,196,101)	$(341,666)

Cash Flows from Investing Activities:
Purchases of property and equipment	(77,112)	(34,699)
Acquisition of a subsidiary, net of cash acquired	(3,975,940)	-
Net Cash used in Investing Activities	$(4,053,052)	$(34,699)

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	140,693,116	-
Proceeds of issuance of preferred stock	-	1,430,005
Repayment of Loan	-	(487,708)
Net Cash provided by Financing Activities	$140,693,116	$942,297
Net increase (decrease) in cash and cash equivalents	$124,443,963	$565,932
Effect of exchange rate changes on cash and cash equivalents	15,134	7,893
Cash and cash equivalents at the beginning of the period	515,734	1,199,015
Cash and cash equivalents at the end of the period	$124,974,831	$1,772,840

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of presentation

(a)	Overview

On February 4, 2021 (“Closing Date”), AMCI Acquisition Corp. (“AMCI”), consummated the previously announced business combination (the “Business Combination”) pursuant to that certain merger agreement (the “Agreement and Plan of Merger”), dated October 12, 2020, by and among AMCI, AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination for the stockholders of AMCI (the “Purchaser Representative”), Advent Technologies, Inc., a Delaware corporation (“Legacy Advent”), and Vasillios Gregoriou, solely in his capacity as the representative from and after the effective time for the Legacy Advent stockholders (the “Seller Representative”), as amended by Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 19, 2020 and December 31, 2020, respectively, by and among AMCI, Merger Sub, Sponsor, Legacy Advent, and Seller Representative. In connection with the closing of the Business Combination (the “Closing”), AMCI acquired 100% of the stock of Legacy Advent (as it existed immediately prior to the Closing) and its subsidiaries.

On the Closing Date, and in connection with the closing of the Business Combination, AMCI changed its name to Advent Technologies Holding, Inc. (the "Company" or "Advent"). Legacy Advent was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification ("ASC") 805. This determination was primarily based on Legacy Advent's stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy Advent's operations comprising the ongoing operations of the combined company, Legacy Advent's board of directors comprising a majority of the board of directors of the combined company, and Legacy Advent's senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Advent issuing stock for the net assets of AMCI, accompanied by a recapitalization. The net assets of AMCI are stated at historical cost, with no goodwill or other intangible assets recorded.

While AMCI was the legal acquirer in the Business Combination, because Legacy Advent was deemed the accounting acquirer, the historical financial statements of Legacy Advent became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the unaudited condensed consolidated financial statements included in this report reflect (i) the historical operating results of Legacy Advent prior to the Business Combination; (ii) the results of the Company (combined results of AMCI and Legacy Advent) following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Advent at their historical cost; and (iv) Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share ("Common Stock") issued to Legacy Advent's stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Advent Preferred Stock (“Preferred Series A” and “Preferred Series Seed”) and Legacy Advent common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of changes in stockholders' equity / (deficit) for the issuances of Legacy Advent's Preferred Stock, were also retroactively converted to Legacy Advent common stock. (Note 3)

On February 18, 2021, the Company, entered into a Membership Interest Purchase Agreement with Bren-Tronics, Inc. (“Seller”) and UltraCell, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“UltraCell”) (the “Purchase Agreement”). See Note 3 “Business Combination” accompanying the unaudited condensed consolidated financial statements for additional information.

(b)	Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Current Report on Form 8-K filed with the SEC on February 9, 2021 (the “Original Form 8-K”), as amended by Amendment No. 1 to Form 8-K, filed with the SEC on February 9, 2021 (“Amendment No. 1”), as further amended by Amendment No. 2 to Form 8-K, filed with the SEC on March 26, 2021 (“Amendment No. 2”) and as further amended by Amendment No 3 to Form 8-K, filed with the SEC on May 20, 2021 (“Amendment No. 3,” and, the Original Form 8-K, as so amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Super Form 8-K”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Certain prior period balances have been reclassified to conform to the current period presentation in the unaudited condensed consolidated financial statements and the accompanying notes.

Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.

(c) Going Concern

The unaudited condensed consolidated financial statements have been prepared by management in accordance with GAAP, assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Accordingly, these financial statements do not include any adjustments that may result in the event the Company is unable to continue as a going concern.

Beginning in March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact the Company’s business. The magnitude of the impact of the COVID-19 pandemic on the Company’s productivity, results of operations and financial position, and its disruption to the Company’s business (fuel cells sales timeline, realization of income from grants received) will depend in part, on the length and severity of these restrictions and on the Company’s ability to conduct business in the ordinary course.

As of the date of this Quarterly Report on Form 10-Q, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company's existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies:

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Super Form 8-K.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company applied the following new accounting policies:

(a)	Business acquisitions, Goodwill and Intangible Assets

The Company allocates the fair value of purchase consideration transferred in a business acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. In case the fair value of purchase consideration transferred is below fair values of these identifiable assets and liabilities, the Company recognizes a gain from a bargain purchase. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired licenses, trade names, in process research and development ("R&D"), useful lives and discount rates, patents, customer clientele, customer contracts and know-how. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.

For significant acquisitions, the Company obtains independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations. The Company analyzes each acquisition individually and all acquisitions within each reporting period in aggregate to determine if those are material acquisitions in the context of ASC 805-10-50.

The estimated fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, estimates of cost avoidance, the nature of the business acquired, the specific characteristics of the identified intangible assets and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, regulations affecting the business model of our operations, technological developments, economic conditions and competition.

We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Currently, we identify one reporting unit.

(b)	Warrants

The Company may issue or assume common stock warrants with debt, equity or as a standalone financing instruments that are recorded as either liabilities or equity in accordance with the respective accounting guidance. Warrants recorded as equity are recorded at their relative fair value or fair value determined at the issuance date and remeasurement is not required. Warrants recorded as liabilities are recorded at their fair value, within warrant liability on the consolidated balance sheets, and remeasured on each reporting date with changes recorded in revaluation of warrant liability on the Company's consolidated statements of operations.

(c)	Fair Value of Financial Instruments

As a result of the Business Combination, the Company assumed a warrant liability (the "Warrant Liability") related to previously issued 3,940,278 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, originally sold to AMCI Sponsor LLC (the “Sponsor”) in a private placement consummated in connection with AMCI’s Initial Public Offering (the “Private Placement Warrants”) and the 400,000 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, converted from the Sponsor’s non-interest bearing loan to the Company of $400,000 in connection with the closing of the Business Combination (the “Working Capital Warrants”) (Note 10). The Private Placement Warrants and the Working Capital Warrants have substantially the same terms as the 22,052,077 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, issued by AMCI in its Initial Public Offering (the “Public Warrants”). The Warrant Liability was remeasured to its fair value at each reporting period and upon settlement. The change in fair value was recognized in revaluation of warrant liability on the consolidated statements of operations. The change in fair value of the Warrant Liability was as follows:

Warrant Liability
Estimated fair value at February 4, 2021	33,116,321
Change in estimated fair value	(9,765,625)
Estimated fair value at March 31, 2021	23,350,695

The estimated fair value of the Private Placement Warrants and the Working Capital Warrants (each as defined below) is determined using Level 3 inputs by using the Black-Scholes model. The application of the Black-Scholes model requires the use of a number of inputs and significant assumptions including volatility. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

Stock price	13.39
Exercise price (strike price)	11.50
Remaining term (in years)	4.84
Volatility	40%
Risk-free interest rate	0.63%

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

(d)	Earnings / (Loss) Per Share

Earnings / (Loss) Per Share is computed by dividing earnings / (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings / (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted at the beginning of the periods presented, or issuance date, if later. The treasury stock method is used to compute the dilutive effect of warrants.

(e)	Recent Accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU 2019-01, Codification Improvements to Topic 842, Leases and ASU 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), provided additional clarifications for implementing ASU 2016.02.  The new lease standard was originally effective for the private entities on January 1, 2021, with early adoption permitted. Following the issuance of ASU 2020-05, Effective Dates for Certain Entities (Topic 842), the effective date of Leases was deferred for private entities (the “all other” category) to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted which means that an entity may choose to implement Leases before those deferred effective dates. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments, ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effect of this guidance on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2022, with early adoption permitted. The Company is currently evaluating the effects of this guidance on the Company's financial statements.

3.	Business Combination

(a)	AMCI Acquisition Corp.

As detailed in Note 1 on February 4, 2021, the Company and AMCI consummated the Business Combination pursuant to the terms of the merger agreement, with Advent Legacy surviving the merger as a wholly-owned subsidiary of AMCI. Immediately prior to the closing of the Business Combination, all shares of outstanding preferred stock Series A and preferred stock Series Seed of Legacy Advent were automatically converted into shares of the Legacy Advent's common stock. Upon the consummation of the Business Combination, each share of Legacy Advent common stock issued and outstanding was canceled and converted into the right to receive the amount of shares as determined based on the merger consideration of $250 million minus the estimated consolidated indebtedness of Legacy Advent and its subsidiaries as of the consummation of the Business Combination, net of their estimated consolidated cash and cash equivalents (“Closing Net Indebtedness”) divided by $10.00. The Closing Net Indebtedness was based solely on estimates determined shortly prior to the closing and was not subject to any post-closing true-up or adjustment.

Upon the closing of the Business Combination, AMCI's certificate of incorporation was amended and restated to, among other things, authorize the issuance of 111,000,000 shares, of which 110,000,000 shares are shares of common stock, par value $0.0001 per share and 1,000,000 shares are shares of undesignated preferred stock, par value $0.0001 per share.

In connection with the execution of the Business Combination Agreement, AMCI entered into separate subscription agreements (each, a "Subscription Agreement") with a number of investors (each a "Subscriber"), pursuant to which the Subscribers agreed to purchase, and AMCI agreed to sell to the Subscribers, an aggregate of 6,500,000 shares of common stock (the "PIPE Shares"), for a purchase price of $10.00 per share and an aggregate purchase price of $65.0 million, in a private placement pursuant to the subscription agreements (the "PIPE"). The PIPE investment closed simultaneously with the consummation of the Business Combination.

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, AMCI was treated as the "acquired" company for financial reporting purposes. See Note 1 "Basis of Presentation" in the accompanying unaudited condensed consolidated financial statements for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Advent issuing stock for the net assets of AMCI, accompanied by a recapitalization. The net assets of AMCI are stated at historical cost, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the three month ended March 31, 2021:

Recapitalization
Cash- AMCI’s trust and cash (net of redemptions)	$93,310,599
Cash – PIPE plus interest	65,000,118
Less transaction costs and advisory fees paid	(17,617,601)
Less non-cash warrant liability assumed	(33,116,321)
Net Business Combination and PIPE financing	$107,576,795

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Recapitalization
Class A Common A stock of AMCI, outstanding prior to Business Combination	9,061,136
Less Redemption of AMCI shares	(1,606)
Class B Common Stock of AMCI, outstanding prior to Business Combination	5,513,019
Shares issued in PIPE	6,500,000
Business Combination and PIPE financing shares	21,072,549
Legacy Advent Shares	25,033,398
Total shares of Common Stock immediately after Business Combination	46,105,947

(b)	UltraCell, LLC

On February 18, 2021 (the “acquisition date”), pursuant to the terms and conditions of the Purchase Agreement, the Company acquired 100% of the issued and outstanding membership units of UltraCell from Bren-Tronics, Inc. The results of UltraCell’s operations have been included in the unaudited condensed consolidated financial statements since the acquisition date.

UltraCell is an entity specialized in lightweight fuel cells for the portable power market with mature products and cutting-edge technology.

The acquisition consideration transferred totaled $6.0 million, of which $4.0 million was cash and $2 million was the fair value of the contingent consideration. The contingent consideration arrangement required the Company to pay $2 million of additional cash to UltraCell’s former holders of membership interests, if UltraCell entered into certain customer arrangements for sales of products prior to June 30, 2021. On April 16, 2021 Advent paid the additional consideration based on UltraCell achieving completion of the terms of the contingent consideration.

The estimated fair values of the assets acquired and liabilities assumed at the acquisition date was $5.5 million, resulting in the recognition of provisional goodwill of $0.5 million. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets and goodwill are subject to change.

The provisional value of $5 million of intangibles relates to trademarks, patents, customer relationships, customer contracts and know-how. Those intangibles mainly relate to definite-live intangible assets with estimated useful lives that vary between 3-10 years, with the exception of contract backlogs which are amortized over the remaining period of the contracts assumed based on income approach. During the period from acquisition and up to March 31, 2021, the Company has recognized in the condensed consolidated statement of operations amortization for those intangibles of $0.2 million.

4.	Related party disclosures:

The amounts included in the accompanying consolidated balance sheets and consolidated statements of operations are as follows:

	March 31, 2021	December 31, 2020
Due to related parties	Unpaid compensation cost	Unpaid compensation cost
Vassilios Gregoriou	$-	$613,971
Christos Kaskavelis	-	75,160
Emory Sayre De Castro	-	425,528
Total	$-	$1,114,659

	March 31, 2021	December 31, 2020
Due from related parties	Prepayment	Prepayment
Charalampos Antoniou	$-	$67,781
Total	$-	$67,781

The outstanding balances as of December 31, 2020 due to/from Company’s executives and officers relating to unpaid compensation and prepaid services have been settled during the first quarter of 2021.

The Company executives, Vassilis Gregoriou, Christos Kaskavelis, Emory Sayre De Castro, James Coffey and William Hunter, each received a signing bonus and transaction bonus upon the consummation of the merger in an aggregate amount of $5.6 million, which is included in administrative and selling expenses in the statement of operations for the first quarter of 2021.

5.	Inventories:

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Raw materials and supplies	$812,744	$107,939
Total	$812,744	$107,939

6.	Prepaid expenses and Other current assets:

Prepaid expenses and Other current assets are analyzed as follows:

	March 31, 2021	December 31, 2020
VAT receivable	$287,523	$259,831
Grants receivable	91,182	95,064
Other current assets	891,168	140,126
Prepaid Expenses	2,851,681	1,724
Total	$4,121,554	$496,745

Prepaid expenses as of March 31, 2021 mainly include prepayments to insurers for director’s and officer’s insurance services.

Other current assets as of March 31, 2021 include amounts provided as guarantees for leases (Note 15) and prepayments to suppliers.

7.	Property and equipment, net:

During the three-month period ended March 31, 2021, $77,112 additions to property and equipment concern machinery, office and other equipment and the remaining additions to the account relate to property and equipment acquired from UltraCell (Note 3). There are no collaterals or other commitments on the Company’s property and equipment.

8.	Trade and other payables:

	December 31,
	March 31, 2021	December 31, 2020
Trade payables and other payables	$1,462,789	$881,394
Total	$1,462,789	$881,394

Trade payables include balances of suppliers and consulting service providers.

9.	Other current liabilities:

Other current liabilities of the Company are analyzed as follows:

	March 31,2021	December 31, 2020
Accrued expenses for legal and consulting fees	$837,606	$814,965
Other accruals and short-term payables	118,510	89,414
Contingent Consideration	2,000,000	-
Total	$2,956,116	$904,379

10.	Private Placement Warrants and Working Capital Warrants:

In connection with the Business Combination, the Company has assumed 3,940,278 Private Placement Warrants issued upon AMCI’s Initial Public Offering. In addition, upon the closing of the Business Combination, the working capital loan provided by AMCI’s Sponsor to AMCI was converted into 400,000 Working Capital Warrants, which were also assumed. The terms of the Working Capital Warrants are the same as those of the Private Placement Warrants.

As of March 31, 2021, the Company had 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of March 31, 2021, Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

According to the provisions of the Private Placement Warrants and Working Capital Warrants warrant agreements, the exercise price and number of shares of common stock issuable upon exercise of those warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Private Placement Warrants and Working Capital Warrants are classified as liabilities in accordance with the Company’s evaluation of the provisions of ASC 815- 40-15, which provides that a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant with a fixed exercise price and fixed number of underlying shares.

11.	Stockholders’ Equity / (Deficit):

Shares Authorized

As of March 31, 2021, the Company had authorized a total of 111,000,000 shares for issuance with 110,000,000 shares designated as common stock, par value $0.0001 per share and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Public Warrants

In connection with the Business Combination, the Company has assumed Public Warrants issued upon AMCI’s Initial Public Offering.

As of March 31, 2021, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

–in whole and not in part;
–at a price of $0.01 per warrant;
–upon not less than 30 days’ prior written notice of redemption;
–if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and
–if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. In addition, the warrant agreement provides that in case of a tender offer or exchange that involves 50% or more of the Company’s stockholders, the Public Warrants may be settled in cash, equity securities or other assets depending on the kind and amount received per share by the holders of the common stock in such consolidation or merger that affirmatively make such election.

Public Warrants are classified in equity in accordance with the Company’s evaluation of the provisions of ASC 480 and ASC 815. The Company analyzed the terms of the Public Warrants and concluded that there are no terms that provide that the warrant is not indexed to the issuer’s common stock. The Company also analyzed the tender offer provision discussed above, and considering that upon the Closing of the Business Combination the Company has a single class of common shares, concluded that the exception discussed in ASC 815-40-25 applies, and thus equity classification is not precluded.

12.	Revenue, net:

Revenue, net is analyzed as follows:

	Three months period ended
	March, 31 2021	March, 31,2020
Sales of goods	$1,489,292	$100,266
Total revenue from contracts with customers	$1,489,292	$100,266

As at March 31, 2021 and December 31, 2020 contract assets were $ 745,513 and $85,930, respectively. Also, the Company has recognized contract liabilities of $44,185 and $167,761 has at March 31, 2021 and December 31, 2020, respectively.

13.	Fair value measurement:

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, due from/to related parties, other current liabilities, income tax payable and convertible promissory notes, approximate their respective fair values due to the short maturity of these instruments.

14.	Income Taxes

To calculate the interim tax provision, at the end of each interim period the Company estimates the annual effective tax rate and applies that to its ordinary quarterly earnings. The effect of changes in the enacted tax laws or rates is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and judgments including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in foreign jurisdictions, permanent differences between book and tax amounts, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.

15.	Commitments and contingencies:

15.1	Litigations

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

On December 17, 2020, a purported shareholder class action complaint was filed by Dillon Frey against AMCI in the Supreme Court of the State of New York, County of New York, alleging that the proposed Business Combination with Advent is both procedurally and substantively unfair and seeking to maintain the action as a class action and enjoin the Business Combination, among other things, without stating a specific amount of damages. The complaint does not provide detail as to how the proposed Business Combination is unfair, either procedurally or substantively, and we believe it has no merit. On February 10, 2021, a notice of voluntary discontinuance of the complaint was filed in the Supreme Court of the State of New York, County of New York.

There is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2021.

15.2	Operating Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as Tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as Landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $456,095.50. The term of the lease is for five years (unless terminated as provided in the lease) and is expected to commence in April 2021. The Company provided security in the form of a security deposit in the amount of $114,023.88 which is included in Other current assets.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1,498,070.00. The lease has a term of eight years and five months, with an option to extend for five years, and is expected to commence in June 2021. The Company is obliged to provide security in the form of a security deposit in the amount of $750,000.00 before commencement of the lease.

16.	Net income / (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period totaled to 46,105,947.

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2021 and 2020.

	Three-months ended March 31,
Numerator:	2021	2020
Net income / (loss)	$2,905,674	$(216,616)
Denominator:
Weighted average shares outstanding, basic	37,769,554	14,979,803
Dilutive effect of common stock issuable from assumed exercise of warrants	3,217,792	-
Weighted average shares outstanding, diluted	40,987,346	14,979,803
Net income / (loss) per share:
Basic	$0.08	$(0.01)
Diluted	$0.07	$(0.01)

Basic net income / (loss) per share is computed by dividing net income/ (loss) for the periods presented by the weighted-average number of common shares outstanding during these periods.

Diluted net income /(loss) per share is computed by dividing the net income /(loss), by the weighted average number of common shares outstanding for the periods, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the Public Warrants, Private Placements Warrants and Working Capital Warrants. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

Potentially dilutive shares were excluded from the computation of diluted net income / (loss) when their effect was antidilutive.

17.	Subsequent Events

Subsequent to March 31, 2021 certain warrantholders exercised their options to purchase an additional 22,798 shares at $11.50. These exercises generated $262,177 in additional proceeds to the Company and increased our shares outstanding by 22,798 shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 (the “Original Annual Report”), as amended by Amendment No. 1 to Form 10-K, filed with the SEC on May 20, 2021 (as so amended, the “2020 Annual Report”), our Current Report on Form 8-K, as filed with the SEC on February 9, 2021 as further amended by Amendment No. 2 to Form 8-K, filed with the SEC on March 26, 2021 (“Amendment No. 2”) and as further amended by Amendment No 3 to Form 8-K, filed with the SEC on May 20, 2021 (“Amendment No. 3,” and, the Original Form 8-K, as so amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Super Form 8-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2020 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
This MD&A generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. As used in this MD&A, unless the context indicates otherwise, the financial information relating to the quarter ended March 31, 2020 are those of Advent Technologies, Inc. and its subsidiaries, and the financial information and data for the quarter ended March 31, 2021 includes the financial information and data of Advent Technologies, Inc. and its subsidiaries for the period prior to the Closing and the financial information and data of Advent Technologies Holdings, Inc. for the period subsequent to the Closing. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

Overview

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
To date, Advent’s principal operations have been to develop and manufacture MEAs, and to design fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets. Advent has its headquarters in Boston, Massachusetts, a product development facility in Livermore, California, and an MEA assembly and production facility in Patras, Greece. In the third quarter of 2021, Advent anticipates opening its new research and development and manufacturing facility at Hood Park in Charlestown, Massachusetts. The majority of Advent’s current revenue derives from the sale of MEA’s as well as the sale of membranes and electrodes for specific applications in the iron flow battery and cellphone markets respectively. While MEA sales and associated revenues are expected to provide the majority of Advent’s future income, both of these markets remain commercially viable and have the potential to generate material future revenues based on Advent’s existing customers. Advent has also secured grant funding for a range of projects from research agencies and other organizations in the U.S. and Greece. Advent expects to continue to be eligible for grant funding based on its product development activities over the foreseeable future.
Historically, Advent has financed its operations through internal cashflows, grant income and private placements of equity and convertible notes. In the three months ended March 31, 2021, Advent generated revenue from product sales of approximately $1.5 million and incurred an operating  loss of approximately $7 million. During the three months ended March 31, 2021, Advent received proceeds as a result of the Merger dated February 4, 2021 of approximately $140 million and recorded approximately $(12.2 million) in operating cashflow, resulting in a period end cash balance of approximately $125 million as of March 31, 2021.

Business Combination and Public Company Costs

On October 12, 2020, Advent Technologies, Inc. entered into the Merger Agreement with Advent Technologies Holdings, Inc. (formerly known as “AMCI”), a Delaware corporation, AMCI Merger Sub Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company (“Sponsor”), in its capacity as Purchaser Representative (the “Purchaser Representative”) and Vassilios Gregoriou, in the capacity as Seller Representative ( the “Seller Representative”), pursuant to which, effective February 4, 2021, Merger Sub merged with and into Advent Technologies Inc., with Advent Technologies Inc. surviving the Merger as a wholly-owned subsidiary of AMCI. Advent Technologies Inc. is deemed the accounting predecessor and the combined entity is the successor registrant with the SEC, meaning that Advent Technologies Inc.’s financial statements for previous periods will be disclosed in the registrant’s current and future periodic reports filed with the SEC.

While the legal acquirer in the Merger Agreement is AMCI, for financial accounting and reporting purposes under GAAP, we have determined that Advent is the accounting acquirer and the Business Combination will be accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Advent in many respects. Under this method of accounting, AMCI is treated as the acquired entity whereby Advent is deemed to have issued common stock for the net assets and equity of AMCI, consisting mainly of cash, accompanied by a simultaneous equity recapitalization of AMCI (the “Recapitalization”).

Upon consummation of the Business Combination, the most significant change in Advent’s reported financial position and results has been an estimated increase in cash of approximately $140 million. Total direct and incremental transaction costs of AMCI and Advent, along with liabilities of AMCI paid off at the Closing, were approximately $23.6 million.

As a consequence of the Business Combination, Advent became the successor to an SEC-registered and Nasdaq-listed company which has required and will require Advent to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Advent expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.
Additionally, Advent anticipates that its revenue, capital and operating expenditures will increase significantly in connection with its ongoing activities following the Business Combination, as Advent expects to:

•	Expand U.S.-based operations to increase capacity for MEA testing, development projects and associated research and development activities;
•	Expand Greece-based production facilities to increase and automate MEA assembly and production;
•
Develop improved MEA and other products for both existing and new markets, such as ultra-light MEAs designed for aviation applications, to remain at the forefront of the fast-developing hydrogen economy;

•	Increase business development and marketing activities;
•	Increase headcount in management and head office functions in order to appropriately manage Advent’s increased operations;
•	Improve its operational, financial and management information systems;
•	Obtain, maintain, expand, and protect its intellectual property portfolio; and
•	Operate as a public company.

Change in Independent Registered Public Accounting Firm

On February 9, 2021, the audit committee of the board of directors of the Company approved the engagement of Ernst & Young (Hellas) Certified Auditors Accountants S.A. (“EY”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2021. EY served as independent registered public accounting firm of Advent prior to the Business Combination. Accordingly, Marcum LLP (“Marcum”), the Company’s independent registered public accounting firm prior to the Business Combination, was informed that it would be replaced by EY as the Company’s independent registered public accounting firm following completion of its audit of the Company’s financial statements for the fiscal year ended December 31, 2020, which consists only of the accounts of the pre-Business Combination special purpose acquisition company.

Business Developments

Selection of Wearable Fuel Cell for the DOD 2021 Validation Program

On March 31, 2021, we announced that UltraCell’s 50 W Reformed Methanol Wearable Fuel Cell Power System (“Honey Badger”) had been selected by the U.S. Department of Defense’s (“DOD”) National Defense Center for Energy and Environment (“NDCEE”) to take part in its demonstration/validation program for 2021. The NDCEE is a DOD program that addresses high-priority environmental, safety, occupational health, and energy technological challenges that are demonstrated and validated at active installations for military application. UltraCell’s “Honey Badger 50” fuel cell is the only fuel cell that is part of this program that supports the U.S. Army’s goal of having a technology-enabled force by 2028.

Collaboration with the DOE

On March 1, 2021, we announced that we had entered into a joint development agreement (the “CRADA”) with the United States Department of Energy’s (“DOE”) Los Alamos National Laboratory (“LANL”), Brookhaven National Laboratory (“BNL”), and National Renewable Energy Laboratory (“NREL”). Under this CRADA, along with support from the DOE’s Hydrogen and Fuel Cell Technologies Office (“HFTO”), our team of scientists plan to work closely with its LANL, BNL, and NREL counterparts over the coming years to develop breakthrough materials to help strengthen U.S. manufacturing in the fuel cells sector and bring high-temperature proton exchange membrane (“HT-PEM”) fuel cells to the market.

UltraCell Purchase Agreement

On February 18, 2021, Advent Technologies Inc., entered into a Membership Interest Purchase Agreement with Bren-Tronics, Inc. (“Seller”) and UltraCell, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“UltraCell”) (the “Purchase Agreement”). Pursuant to the Purchase Agreement, and subject to the terms and conditions therein, on February 18, 2021, Advent acquired 100% of the issued and outstanding membership interests in UltraCell, for $4 million and a maximum of $2 million upon achievement of certain milestones. Advent also assumed the terms of Seller’s lease for property used in UltraCell’s operations in Livermore, California. From the respective acquisition, an amount $0.5 million recognized as Goodwill to the consolidated Balance Sheet.

Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as Tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as Landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $456,095.50. The term of the lease is for five years (unless terminated as provided in the lease). The Company provided security in the form of a security deposit in the amount of $114,023.88.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1,498,070.00. The lease has a term of eight years and five months, with an option to extend for five years and is expected to commence in June 2021. The Company is obliged to provide security in the form of a security deposit in the amount of $750,000.00, upon commencement of the lease.

Recent Developments

On April 16, 2021 the Company paid the $2 million of contingent consideration required to be paid to UltraCell’s former holders of membership interests pursuant to the terms of the Purchase Agreement with Bren-Tronics.

On May 5, 2021, the Company, in collaboration with a consortium of DEPA Commercial, Damco Energy (Kopelouzos Group), PPC Greece, DESFA, Hellenic Petroleum, Motor Oil, Corinth Pipeworks, TAP and Terna Energy, submitted to the Greek government the group’s “White Dragon” proposal for the development of an innovative, integrated green hydrogen project in Greece. The proposal aims to transition Greece to clean energy production and transmission, with the ultimate goal of decarbonizing the energy system. The proposal plans to use large-scale renewable electricity to produce green hydrogen, which would then be stored and through high-temperature fuel cells developed and manufactured by the Company, to supply Greece with clean electricity, green energy and heat. The proposal includes for the study and construction of a dedicated hydrogen pipeline in Greece to link green hydrogen production with large hydrogen end users, as well as plans to implement the first widescale hydrogen fueled projects for the entire transportation section, including heavy duty trucks, trains and cars. The combined projected budget for the proposal, if approved in its entirety by the European and Greek authorities, is € 8.063 billion.

Comparability of Financial Information

Advent’s results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination.
Key Factors Affecting Our Results
Advent believes that its performance and future success depend on several factors that present significant opportunities for Advent but also pose risks and challenges, including those discussed below.

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely-known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of March 31, 2021, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

Successful development of the Advanced MEA product

Advent’s future success depends in large part on the increasing integration of the hydrogen fuel cell into the energy transition globally over the next decade. In order to become cost-competitive with existing renewable power generation and energy storage technology and achieve widespread adoption, fuel cells will need to achieve substantial improvement in the cost/kw performance ratio delivered to prospective fuel cell customers, predominantly OEMs, System Integrators and major energy companies. Advent expects to play an important enabling role in the adoption of hydrogen fuel cells, as its MEA technology is the critical determining factor in the cost/kw performance ratio of the fuel cells. In partnership with the Los Alamos National Laboratory, Advent is currently developing its next generation MEA technology (“Advanced MEA”) which is anticipated to deliver as much as three times the power output of its current MEA product. Whilst Advent is already projecting being able to pass through substantial cost benefits to its customers through economies of scale as it increases MEA production, the successful development of the Advanced MEA will be an important factor in delivering the required improvement in cost/kw performance to Advent’s customers.

Basis of Presentation

Advent’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The Company has determined that it operates in one reportable segment. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for more information.
Components of Results of Operations

Revenue, net

Revenues consist of sales of goods (MEAs, membranes, fuel cell stacks, fuel cell systems and electrodes). Advent expects revenues to increase materially and be weighted towards MEA sales over time, in line with the projected increase in MEA production in response to customer demand.
Cost of Revenues

Cost of revenues consists of consumables, raw materials, processing costs and direct labor costs associated with the assembly and manufacture of MEAs, membranes, fuel cell stacks and electrodes. Advent expects cost of revenues to increase substantially in line with MEA production.
Income from Grants

Income from grants consists of cash subsidies received from research agencies and other national and international organizations in support of Advent’s research and development activities. Advent expects to continue to be eligible for grant income and remains in discussion with a number of prospective grantors in relation to a number of product development activities.
Research and Development Expenses

Research and development expenses consist of costs associated with Advent’s research and development activities, such as laboratory costs and sample material costs. Advent expects its research and development activities to increase substantially as it invests in improved technology and products.

Administrative and Selling Expenses

Administrative and selling expenses consist of travel expenses, indirect labor costs, fees paid to consultants, third parties and service providers, taxes and duties, legal and audit fees, depreciation, business development salaries and limited marketing activities. Advent expects administrative and selling expenses to increase in line with MEA production and revenue as the business scales up, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services. Depreciation is also expected to increase as the Company invests in fixed assets in support of the scale-up of the business.

Other Income / Expenses

Other operating income / (expenses) consist of additional de minimis incidental operating income / (expenses) incurred by the business. These income / (expenses) are expected to remain at a de minimis level in the future.

Change Fair Value of Warrant Liability

Change of fair value of warrant liability amounting to $9,765,625 represents the change of fair value of the Private Placement Warrants and Working Capital Warrants from February 4, 2021 to March 31, 2021.

Finance Costs

Finance costs consist mainly of bank charges. Finance costs are not anticipated to increase materially as Advent is not intending to take on substantial borrowings at the corporate level in the near future.

Foreign exchange differences, net

Foreign exchange differences, net consists of foreign exchange gains and interest on deposits. As the Company scales up, its foreign exchange exposure is likely to increase given its revenues are denominated in both euros and dollars, and a substantial proportion of the Company’s costs are denominated in euros.

Income tax

Income tax expense relates to the current income tax charge for the Company’s operations in Greece. This category is expected to increase in future as the Company generates sales and profits from its operations in both Greece and the U.S.

Amortization of intangibles

The provisional value of $5 million of intangibles relates to trademarks, patents, customer relationships, customer contracts and know-how. Those intangibles mainly relate to definite-live intangible assets with estimated useful lives that vary between 3-10 years, with the exception of contract backlogs which are amortized over the remaining period of the contracts assumed based on income approach. During the period from acquisition and up to March 31, 2021, the Company has recognized in the condensed consolidated statement of operations amortization for those intangibles of $0.2 million. As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 to Three Months Ended March 31, 2020
The following table sets forth a summary of our consolidated results of operations and consolidated results of cash flows for the years indicated, and the changes between periods.

	Three months ended March 31,
	2021	2020	$ change	% change
Revenue, net	$1,489,292	$100,266	1,389,026	1,385.34%
Cost of revenues	(347,342)	(66,037)	(281,305)	425.98%
Gross profit/(loss)	1,141,950	34,229	1,107,721	3,236.11%
Income from grants	38,453	228,764	(190,311)	(83.19%)
Research and development expenses	(29,082)	(51,269)	22,187	(43.28%)
Administrative and selling expenses	(7,921,858)	(302,669)	(7,619,189)	2,517,33%
Amortization of intangibles	(186,760)	-	(186,760)	N/A
Operating Loss	(6,957,297)	(90,945)	(6,866,352)	7,550.00%
Finance costs	(10,280)	(2,523)	(7,757)	307.45%
Change fair value of warrant liability	9,765,625	-	9,765,625	N/A
Foreign exchange differences, net	23,955	(18,587)	42,542	(228.88)%
Other income/ (expense)	83,671	(104,561)	188,232	(180.02)%

Income / (Loss) before income tax	2,905,674	(216,616)	3,122,290	(1,441.39%)
Net income/(loss)	$2,905,674	$(216,616)	3,122,290	(1,441.39%)
Net income/(loss) per share, basic	0.08	(0.01)	0.09	N/A
Weighted Average shares outstanding, Basic	37,769,554	14,979,803	N/A	N/A
Net income/(loss) per share, diluted	0.07	(0.01)	0.08	N/A
Weighted Average shares outstanding, Diluted	40,987,346	14,979,803	N/A	N/A

Revenue, net

Our total revenue from product sales increased by approximately $1.4 million or 1,385% from approximately $0.1 million in the three months ended March 31, 2020 to approximately $1.5 million in the year ended March 31, 2021. The increase in revenue was related to increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products.

Cost of Revenue

Cost of revenues increased by approximately $0.3 million or 426% from approximately $0.1 million in the three months ended March 31, 2020 to approximately $0.3 million in the three months ended March 31, 2021. The increase in cost of revenues was directly related to the increased revenues across the two years and the requirement for increased production of MEAs and other products to satisfy customer demand. Gross margins were higher for the three months ended March 31, 2021, reflecting a more mature mix of revenues leading to more normalized pricing arrangements.

Our Gross Profit, which is Revenue, net minus the Cost of Revenue increased to $1.1 million in the three months ended March 31, 2021.

Research and Development Expenses

Research and development expenses decreased in comparison to the prior year, decreasing from approximately $0.05 million in the three months ended March 31, 2020 to approximately $0.03 million in the three months ended March 31, 2021 due to decreased activity in Advent’s research and development function as the business continues to look to develop and improve its product suite in order to respond to anticipated future customer demand.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $7.9 million in the three months ended March 31, 2021, and $0.3 million in the three months ended March 31, 2020. The increase was primarily due to one-time transaction costs post merger amounting to $5.9 million.

Change of fair value of Warrant Liability

Change of fair value of warrant liability amounting to $9,765,625 was due to the change of fair value of the Private Placement Warrants and Working Capital Warrants from February 4, 2021 to March 31, 2021.

Liquidity and Capital Resources

As of the date of this filing of the Quarterly Report on form 10-Q, Advent’s existing cash resources and projected cash inflows are anticipated to be sufficient to support planned operations for the next 12 months after the date hereof. This is based on the amount of cash we raised in the business combination and projected income during the financial year 2021.

Cash flows from Operating Activities

Advent’s cash flows from operating activities reflect the income statement position adjusted for working capital movements in current assets and liabilities. As Advent grows, it expects that operating cash flows will be affected by increased working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.

Net cash used to operating activities was approximately $12.2 million for the three months ended March 31, 2021, which related to outflows in connection with one-time transactions costs, settlement of unpaid executive compensations and costs associated with insurances services and other consulting services.

Net cash used in operating activities was approximately $0.3 million for the three months ended March 31, 2020, mainly related to payments to suppliers net of receipts from customers.

Cash Flows from Investing Activities

Advent’s cash flows from investing activities represents the cash amount of $4 million paid at the consummation of the acquisition of UltraCell, LLC on February 18, 2021. Advent expects to invest substantially in fixed assets, plant and equipment in the near future as it executes its product development programs.

Cash Flows from Financing Activities

Advent’s cash flows from financing activities for the three months ended March 31, 2021 represent the cash amount contributed at the date of the Merger dated February 4, 2021.

Contract Assets and Contract Liabilities

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. As at March 31, 2021, Advent recognized contract assets of $0.7 million in the consolidated balance sheet. As at December 31, 2020, Advent recognized contract assets of $0.09 million in the consolidated balance sheet.

Advent recognizes contract liabilities when we receive customer payments in advance of the performance obligations being satisfied on our contracts. As at March 31, 2021, Advent recognized contract liabilities of $0.04 million in the unaudited consolidated balance sheet. As at December 31, 2020, Advent recognized contract liabilities of $0.2 million in the consolidated balance sheet.

Off-Balance Sheet Commitments and Arrangements

Since the date of our incorporation, Advent has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Advent’s financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires Advent to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to Advent’s financial statements.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ending March 31, 2021 and 2020.

In addition, Advent intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, Advent intends to rely on such exemptions, Advent is not required to, among other things: (a) provide an auditor’s attestation report on Advent’s system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Advent will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of Advent’s first fiscal year following the fifth anniversary of the closing of the Business Combination, (b) the last date of Advent’s fiscal year in which Advent has total annual gross revenue of at least $1.1 billion, (c) the date on which Advent is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Advent has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

While Advent’s significant accounting policies are described in the notes to Advent’s financial statements (see Note 2 in the unaudited condensed consolidated financial statements), Advent believes that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies Advent believes are the most critical to aid in fully understanding and evaluating Advent’s financial condition and results of operations.

Revenue Recognition from January 1, 2019

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted ASU No. 2014-09 on January 1, 2019, using the modified retrospective approach to all contracts not completed at the date of initial application. The prior period comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period.

In accordance with ASC 606, revenue is recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

•	identify the contract with a customer,
•	identify the performance obligations in the contract,
•	determine the transaction price,
•	allocate the transaction price to performance obligations in the contract, and

•	recognize revenue as the performance obligation is satisfied.

With significant and recurring customers, we negotiate written master agreements as framework agreements (general terms and conditions of trading), following individually purchase orders. For customers with no master agreements, the approved purchase orders form the contract. Effectively, contracts under the revenue standard have been assessed to be the purchase orders agreed with customers.

We have assessed that each product sold is a single performance obligation because the promised goods are distinct on their own and within the context of contract. In cases where the agreement includes customization services for the contracted products, we are providing integrated services; therefore, the goods are not separately identifiable, but are inputs to produce and deliver a combined output and form a single performance obligation within the context of the contract. Furthermore, we assessed whether it acts as a principal or agent in each of its revenue arrangements and has concluded that in all sales transactions it acts as a principal. Additionally, we, taking into consideration the guidance and indicative factors provided by ASC 606, concluded that it provides assurance type warranties (warranty period is up to 45 days) as it does not provide a service to the customer beyond fixing defects that existed at the time of sale. We, based on historical performance, current circumstances, and projections of trends, estimated that no allowance for returns as per warranty policy should be recognized, at the time of sale, accounted for under ASC 460, Guarantees.

Under ASC 606, we estimate the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term, rather than when fees become fixed or determinable. In other words, where contracts with customers include variable consideration (i.e. volume rebates), we estimate at contract inception the variable consideration and adjust the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Furthermore, no material rights or significant financing components have been identified in our contracts. Payment terms generally include advance payment requirements. The time between a customer’s payment and the receipt of funds is less than one year. Payment terms are in the majority fixed and do not include variable considerations, except from volume rebates.

Revenue from satisfaction of performance obligations is recognized based on identified transaction price. The transaction price reflects the amount to which we have rights under the present contract. It is allocated to the distinct performance obligations based on standalone selling prices of the services promised in the contract. In cases of more than one performance obligation, we allocate transaction price to the distinct performance obligations in proportion to their observable stand-alone selling prices and recognizes revenue as those performance obligations are satisfied.

In the majority of cases of product sales, revenue is recognized at a point in time when customer obtains control of the respective goods that is, when the products are shipped from our facilities as control passes to the customer in accordance with agreed contracts and the stated shipping terms. In cases where the contract includes customization services, which one performance obligation is identified, revenue is recognized over time as our performance does not create an asset with alternative use and we have an enforceable right to payment for performance completed to date. We use the input method (i.e. cost-to cost method) to measure progress towards complete satisfaction of the performance obligation.

Income from grants and related deferred income

Grants include cash subsidies received from various institutions and organizations. Grants are recognized as other income. Such amounts are recognized in the consolidated statements of operations when all conditions attached to the grants are fulfilled.

Condition to the grants would not be fulfilled unless related costs have been characterized as eligible by the grantors, are actually incurred and there is certainty that costs are allowable. These grants are recognized as deferred income when received and recorded in income when the eligible and allowable related costs and expenses are incurred. Under all grant programs, a coordinator is specified. The coordinator, among other, receives the funding from the grantor and proceeds to its distribution to the parties agreed in the process specified in the program. We assessed whether it acts as a principal or agent in its role as a coordinator for specific grants and has concluded that in all related transactions it acts as an agent.

Goodwill

The Company allocates the fair value of purchase consideration transferred in a business acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired licenses, trade names, in process research and development ("R&D"), useful lives and discount rates, patents, customer clientele, customer contracts and know-how. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.

For significant acquisitions, the Company obtains independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. The Company analyzes each acquisition individually and all acquisitions within each reporting period in aggregate to determine if those are material acquisitions in the context of ASC 805-10-50.

The estimated fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance and cash flows of the acquired business, estimates of cost avoidance, the nature of the business acquired, the specific characteristics of the identified intangible assets and our historical experience and that of the acquired business. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including product demand, market conditions, regulations affecting the business model of our operations, technological developments, economic conditions and competition.

We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, as of October 1, and as necessary if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. When indicators of impairment do not exist and certain accounting criteria are met, we are able to evaluate goodwill impairment using a qualitative approach. When necessary, our quantitative goodwill impairment test consists of two steps. The first step requires that we compare the estimated fair value of our reporting units to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, we would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. Currently, we identify one reporting unit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We are currently not aware of any issues under review that could result in significant accruals or material deviation from our position. We are subject to income tax examinations by major taxing authorities.

The Company may be subject to potential examination by U.S. federal, state and city, and the Subsidiary may be subject to potential examination by the Greek taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the U.S. federal, state and city and Greek tax laws. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes, for which our management does not believe that have a material effect on our consolidated financial statements.

Warrant Liability

The Company accounts for the 26,392,355 warrants (comprising of 22,052,077 Public Warrants and 3,940,278 Private Placement Warrants) issued in connection with its Initial Public Offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the quarter ended March 31, 2021.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by Advent as of the specified effective date. Unless otherwise discussed, Advent believes that the impact of recently issued standards that are not yet effective will not have a material impact on Advent’s financial position or results of operations under adoption.

See Note 2 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption and Advent’s assessment, to the extent Advent has made one, of their potential impact on Advent’s financial condition and results of operations.

Quantitative and Qualitative Disclosures About Market Risk

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of March 31, 2021, Advent had a cash balance of approximately $125 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in future as it intends to take on limited debt finance.
Inflation Risk

Advent does not believe that inflation currently has a material effect on its business.

Foreign Exchange Risk

Advent has costs predominantly denominated in euros and revenues denominated in both euros and dollars, and therefore is exposed to fluctuations in the euro/dollar exchange rate. To date, Advent has not entered into any hedging transactions to mitigate the effect of foreign exchange due to the relatively low sums involved. As we increase in scale, we expect to continue to incur a substantial proportion of our costs in euros, and therefore expect to put in place appropriate foreign exchange risk mitigation features in due course.

Supplemental Non-GAAP Measures and Reconciliations

In addition to providing measures prepared in accordance with GAAP, we present certain supplemental non-GAAP measures. These measures are EBITDA, Adjusted EBITDA and Adjusted Net Income / (Loss) , which we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our peers. These non-GAAP measures do not have any standardized meaning prescribed by GAAP and therefore may differ from to similar measures presented by other companies and may not be comparable to other similarly titled measures. We believe these measures are useful in evaluating the operating performance of the Company’s ongoing business. These measures should be considered in addition to, and not as a substitute for net income, operating expense and income, cash flows and other measures of financial performance and liquidity reported in accordance with GAAP. The calculation of these non-GAAP measures has been made on a consistent basis for all periods presented.

EBITDA and Adjusted EBITDA

These supplemental non-GAAP measures are provided to assist readers in determining our operating performance. We believe this measure is useful in assessing performance and highlighting trends on an overall basis. We also believe EBITDA and Adjusted EBITDA are frequently used by securities analysts and investors when comparing our results with those of other companies. EBITDA differs from the most comparable GAAP measure, net income / (loss), primarily because it does not include income taxes, depreciation of property, plant and equipment, and amortization of intangible assets. Adjusted EBITDA adjusts EBITDA for transactional gains and losses, asset impairment charges, finance and other income and acquisition costs.

The following tables show a reconciliation of net income / (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020.

EBITDA and Adjusted EBITDA	Three Months Ended March 31,
(in Millions of US dollars)
	2021	2020	$ Change
Net Income / (loss)	$2.91	$(0.22)	$3.13
Amortization of intangibles	$0.19	$-	$0.19
Finance Costs	$0.01	$-	$0.01
Other Income / (expense)	$(0.08)	$0.10	$(0.18)
Foreign exchange differences, net	(0.02)	0.02	$(0.04)
EBITDA	$3.00	$(0.10)	$3.10
Net Change in Warrant Liability	$(9.77)	$-	$(9.77)
One-Time Transaction Related Expenses(1)	$5.87	$-	$5.87
Adjusted EBITDA	$(0.90)	$(0.10)	$(0.80)

(1)	Bonus awarded after consummation of the Business Combination effective February 4, 2021

Adjusted Net Income/(Loss)

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net income / (loss), primarily because it does not include one-time transaction costs and warrant liability changes. The following table shows a reconciliation of net income/(loss) for the three months ended March 31, 2021 and 2020.

Adjusted Net Income / (Loss)	Three Months Ended March 31,
(in Millions of US dollars)
	2021	2020	$ Change
Net Income / (Loss)	$2.91	$(0.22)	$3.13
One-Time Transaction Related Expenses (1)	$5.87	$-	$5.87
Net Change in Warrant Liability	$(9.77)	$-	$(9.77)
Adjusted Net Income / (Loss)	$(0.99)	$(0.22)	$(0.77)

(1)	Bonus awarded after the consummation of the Business Combination effective February 4, 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, and as a result of the material weakness described below, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report. Notwithstanding the identified material weakness, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

As previously disclosed in Part I, Item 9A of our 2020 Annual Report, our management, concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020 and December 31, 2019 due to a material weakness. The material weakness related to not having adequate controls over accounting for complex accounting instruments and, in particular, related to errors in the accounting for warrants issued in connection with AMCI's Initial Public Offering and recorded in its pre-Business Combination, historical consolidated financial statements through December 31, 2020. In response to this material weakness, we have and will continue to implement a number of actions, as described below. Our management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. As previously disclosed, our remediation plan includes, but is not limited to, that we will improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that have led to the material weakness we have identified and strengthen our internal controls over financial reporting. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, we completed the Business Combination and the internal controls of AMCI became our internal controls. We are engaged in the process of design and implementation of our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, for a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading “Risk Factors” in our 2020 Annual Report. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, results of operations, cash flows or prospects. There are no material changes to the risk factors described in the 2020 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021)

3.2	Amended and Restated Bylaws of Advent Technologies Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021)

10.1
Employment Agreement, dated as of January 12, 2021, by and between Advent Technologies, Inc. and William Hunter (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.2	2021 Equity Incentive Plan (incorporated by reference to 10.9 of AMCI Acquisition Corp.’s Registration Statement on Form S-4 (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

10.3	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.4
Lease Agreement, dated as of February 5, 2021 by and between Advent Technologies, Inc. and BP Hancock LLC. (incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on February 9, 2021).

10.5	Lease Agreement, entered into as of March 8, 2021, effective as of March 5, 2021, by and between Advent Technologies, Inc. and Hood Park LLC.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Filed herewith
†
This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2021	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ William Hunter
William Hunter
President and Chief Financial Officer
(Authorized Officer; Principal Financial and Accounting Officer)