Form 10-Q
period 2021-06-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2021-08-12
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 46,128,745 shares of common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
o
risks associated with strategic alliances or acquisitions, including our pending acquisition of SerEnergy A/S, a Danish stock corporation (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company (“FES”), each wholly-owned subsidiaries of F.E.R. Fischer Edelstahlrohre GmbH, including the expected timetable for completing the transaction and our ability to satisfy the closing conditions in the share purchase agreement;

i

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

ii

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains our unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2021.

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

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Advent is considered the accounting acquirer (and legal acquiree) and the Company is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Quarterly Report on Form 10-Q, including in “Part I, Item 1. Financial Statements” and the notes thereto and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information relating to the three and six months ended June 30, 2020 are those of Advent and its subsidiaries; the financial information relating to the three months ended June 30, 2021, are those of the Company and its subsidiaries; and the financial information relating to the six months ended June 30, 2021, are those of Advent and its subsidiaries for the period prior to the Closing and the financial information of the Company and its subsidiaries for the period subsequent to the Closing. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “Advent,” the “Company,” we,” “us” and “our” refer to Advent Technologies Holdings, Inc. and its subsidiaries taken as a whole.

Advent Technologies Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
ASSETS	June 30, 2021 (Unaudited)	December 31, 2020
Current assets:
Cash and cash equivalents	$116,109,057	$515,734
Accounts receivable	1,110,825	421,059
Due from related parties	16,153	67,781
Contract assets	435,164	85,930
Inventories	857,671	107,939
Prepaid expenses and Other current assets	2,846,143	496,745
Total current assets	121,375,013	1,695,188
Non-current assets:
Goodwill and intangibles, net	5,207,817	-
Property and equipment, net	1,115,176	198,737
Other non-current assets	2,660,939	136
Total non-current assets	8,983,932	198,873
Total assets	$130,358,945	$1,894,061
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Trade and other payables	$2,883,325	$881,394
Due to related parties	30,000	1,114,659
Deferred income from grants, current	65,180	158,819
Contract liabilities	140,940	167,761
Other current liabilities	331,071	904,379
Income tax payable	191,194	201,780
Total current liabilities	3,641,711	3,428,792
Non-current liabilities:
Warrant liability	19,704,861	-
Deferred income from grants, non-current	176,525	182,273
Other long-term liabilities	182,140	76,469
Total non-current liabilities	20,063,525	258,742
Total liabilities	23,705,236	3,687,534
Commitments and contingent liabilities
Stockholders’ equity / (deficit)
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at June 30, 2021 and December 31, 2020; Issued and outstanding: 46,128,745 and 25,033,398 at June 30, 2021 and December 31, 2020, respectively)	4,613	2,503
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at June 30, 2021 and December 31, 2020; nil issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	119,964,708	10,993,762
Accumulated other comprehensive (loss) / income	(176,457)	111,780
Accumulated deficit	(13,139,155)	(12,901,518)
Total stockholders’ equity / (deficit)	106,653,709	(1,793,473)
Total liabilities and stockholders’ equity / (deficit)	$130,358,945	$1,894,061

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in USD, except for number of shares)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2021	2020	2021	2020
Revenue, net	$1,003,464	$200,354	$2,492,756	$300,620
Cost of revenues	(669,352)	(217,916)	(1,016,695)	(283,953)
Gross profit / (loss)	334,112	(17,562)	1,476,061	16,667
Income from grants	85,727	54,828	124,180	143,106
Research and development expenses	(638,753)	-	(667,835)	(43,633)
Administrative and selling expenses	(6,595,735)	(444,129)	(14,517,593)	(754,434)
Amortization of intangibles	29,047	-	(157,713)	-
Operating loss	(6,785,602)	(406,863)	(13,742,899)	(638,294)
Finance costs	(3,139)	(514)	(13,419)	(3,037)
Fair value change of warrant liability	3,645,835	-	13,411,460	-
Foreign exchange differences, net	(10,839)	8	13,116	(18,579)
Other income / (expenses), net	10,435	98,351	94,105	(6,210)
Loss before income tax	(3,143,311)	(309,017)	(237,637)	(666,120)
Income tax	-	(3,101)	-	(3,101)
Net loss	$(3,143,311)	$(312,118)	$(237,637)	$(669,221)
Net loss per share
Basic loss per share	(0.07)	(0.02)	(0.01)	(0.04)
Basic weighted average number of shares	46,126,490	18,736,370	42,041,473	17,623,672
Diluted loss per share	(0.07)	(0.02)	(0.01)	(0.04)
Diluted weighted average number of shares	46,126,490	18,736,370	42,041,473	17,623,672

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2021	2020	2021	2020
Net loss	$(3,143,311)	$(312,118)	$(237,637)	$(669,221)
Other comprehensive income / (loss), net of tax effect:
Foreign currency translation adjustment	(307,182)	38,339	(288,237)	(11,502)
Total other comprehensive income / (loss)	(307,182)	38,339	(288,237)	(11,502)
Comprehensive loss	$(3,450,494)	$(273,779)	$(525,874)	$(680,723)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(All amounts in USD, except for number of shares)

	Three Months Ended June 30, 2021
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of March 31, 2021 (Unaudited)	-	$-	-	$-	46,105,947	$4,611	$118,568,449	$(9,995,844)	$130,725	$108,707,941
Business combination and PIPE financing (Unaudited)	-	-	-	-	-	-	431,189	-	-	431,189
Share capital increase from warrants exercise (Unaudited)	-	-	-	-	22,798	2	262,175	-	-	262,177
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	702,894	-	-	702,894
Net loss (Unaudited)	-	-	-	-	-	-	-	(3,143,311)	-	(3,143,311)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(307,182)	(307,182)
Balance as of June 30, 2021 (Unaudited)	-	$-	-	$-	46,128,745	$4,613	119,964,708	(13,139,155)	$(176,457)	$106,653,709

See accompanying notes to unaudited condensed consolidated financial statements

	Six Months Ended June 30, 2021
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of December 31, 2020	844,037	$845	2,095,592	$2,096	3,017,057	$3,017	$10,990,307	$(12,901,518)	$111,780	$(1,793,473)
Retroactive application of recapitalization (Unaudited)	(844,037)	(845)	(2,095,592)	(2,096)	22,016,341	(514)	3,455	-	-	-
Adjusted balance, beginning of period (Unaudited)	-	-	-	-	25,033,398	2,503	10,993,762	(12,901,518)	111,780	(1,793,473)
Business combination and PIPE financing (Unaudited)	-	-	-	-	21,072,549	2,107	108,005,876	-	-	108,007,984
Share capital increase from warrants exercise (Unaudited)	-	-	-	-	22,798	2	262,175	-	-	262,177
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	702,894	-	-	702,894
Net loss (Unaudited)	-	-	-	-	-	-	-	(237,637)	-	(237,637)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(288,237)	(288,237)
Balance as of June 30, 2021 (Unaudited)	-	$-	-	$-	46,128,745	$4,613	119,964,708	(13,139,155)	$(176,457)	$106,653,709

See accompanying notes to unaudited condensed consolidated financial statements

	Three Months Ended June 30, 2020
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of March 31, 2020 (Unaudited)	-	$-	-	$-	17,028,689	$1,703	$10,243,260	$(10,124,722)	$69,018	$189,259
Retroactive application of recapitalization (Unaudited)	-	-	-	-	(888,184)	(89)	89	-	-	-
Issuance of non-vested stock awards* (Unaudited)	-	-	-	-	5,380,128	538	12,263	-	-	12,801
Repurchase of shares* (Unaudited)	-	-	-	-	(188,397)	(19)	(118,180)	-	-	(118,199)
Recognition of stock grant plan (Unaudited)	-	-	-	-	-	-	176,768	-	-	176,768
Net loss (Unaudited)	-	-	-	-	-	-	-	(312,118)	-	(312,118)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	38,339	38,339
Balance as of June 30, 2020 (Unaudited)	-	$-	-	$-	21,332,235	$2,133	$10,314,200	$(10,436,840)	$107,357	$(13,150)
* The amounts have been retroactively restated to give effect to the recapitalization transaction.
See accompanying notes to unaudited condensed consolidated financial statements

	Six Months Ended June 30, 2020
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of December 31, 2019	314,505	$315	2,108,405	$2,108	888,184	$888	$8,811,647	$(9,767,619)	$118,859	$(833,802)
Retroactive application of recapitalization (Unaudited)	(314,505)	(315)	(2,108,405)	(2,108)	13,026,925	503	1,920	-	-	-
Adjusted balance, beginning of period (Unaudited)	-	-	-	-	13,915,109	1,392	8,813,567	(9,767,619)	118,859	(833,802)
Issuance of preferred stock* (Unaudited)	-	-	-	-	2,225,396	223	1,429,782	-	-	1,430,005
Issuance of non-vested stock awards* (Unaudited)	-	-	-	-	5,380,128	538	12,263	-	-	12,801
Repurchase of shares* (Unaudited)	-	-	-	-	(188,397)	(19)	(118,180)	-	-	(118,199)
Recognition of stock grant plan (Unaudited)	-	-	-	-	-	-	176,768	-	-	176,768
Net loss (Unaudited)	-	-	-	-	-	-	-	(669,221)	-	(669,221)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(11,502)	(11,502)
Balance as of June 30, 2020 (Unaudited)	-	$-	-	$-	21,332,235	$2,133	$10,314,200	$(10,436,840)	$107,357	$(13,150)

*	The amounts have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, (Unaudited)
	2021	2020
Net Cash used in Operating Activities	$(16,231,479)	$(690,905)

Cash Flows from Investing Activities:
Purchases of property and equipment	(947,846)	(64,786)
Advances for the acquisition of property and equipment	(2,528,957)	-
Acquisition of a subsidiary, net of cash acquired	(5,922,871)	-
Net Cash used in Investing Activities	$(9,399,674)	$(64,786)

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	141,120,851	-
Proceeds of issuance of preferred stock	-	1,430,005
Proceeds from issuance of non-vested stock awards	-	12,801
Repurchase of shares	-	(34,836)
Proceeds of issuance of common stock and paid-in capital from warrants exercise	262,177	-
State loan proceeds	117,490	-
Repayment of convertible promissory notes	-	(500,000)
Net Cash provided by Financing Activities	$141,500,518	$907,970

Net increase in cash and cash equivalents	$115,869,365	$152,279
Effect of exchange rate changes on cash and cash equivalents	(276,042)	(4,224)
Cash and cash equivalents at the beginning of the period	515,734	1,199,015
Cash and cash equivalents at the end of the period	$116,109,057	$1,347,070

Supplemental Cash Flow Information
Non-cash Operating Activities:
Recognition of stock grant plan	$702,894	$176,768

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

(a)	Overview

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

On the Closing Date, and in connection with the closing of the Business Combination, AMCI changed its name to Advent Technologies Holdings, Inc. (the “Company” or “Advent”). Legacy Advent was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. This determination was primarily based on Legacy Advent’s stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy Advent’s operations comprising the ongoing operations of the combined company, Legacy Advent’s board of directors comprising a majority of the board of directors of the combined company, and Legacy Advent’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Advent issuing stock for the net assets of AMCI, accompanied by a recapitalization. The net assets of AMCI are stated at historical cost, with no goodwill or other intangible assets recorded.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) issued to Legacy Advent’s stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Advent Preferred Stock (“Preferred Series A” and “Preferred Series Seed”) and Legacy Advent common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of changes in stockholders’ equity / (deficit) for the issuances of Legacy Advent’s Preferred Stock, were also retroactively converted to Legacy Advent common stock. (Note 3)

On February 18, 2021, the Company, entered into a Membership Interest Purchase Agreement with Bren-Tronics, Inc. (“Seller”) and UltraCell, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“UltraCell”) (the “Purchase Agreement”). See Note 3 “Business Combination” accompanying the unaudited condensed consolidated financial statements for additional information.

(b)	Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Current Report on Form 8-K filed with the SEC on February 9, 2021 (the “Original Form 8-K”), as amended by Amendment No. 1 to Form 8-K, filed with the SEC on February 9, 2021 (“Amendment No. 1”), as further amended by Amendment No. 2 to Form 8-K, filed with the SEC on March 26, 2021 (“Amendment No. 2”) and as further amended by Amendment No 3 to Form 8-K, filed with the SEC on May 20, 2021 (“Amendment No. 3,” and, the Original Form 8-K, as so amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Super Form 8-K”).

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

As of the date of this Quarterly Report on Form 10-Q, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company’s existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

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

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company applied the following new accounting policies:

(a)	Business acquisitions, Goodwill and Intangible Assets

The Company allocates the fair value of purchase consideration transferred in a business acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. In case the fair value of purchase consideration transferred is below fair values of these identifiable assets and liabilities, the Company recognizes a gain from a bargain purchase. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired licenses, trade names, in process research and development (“R&D”), useful lives and discount rates, patents, customer clientele, customer contracts and know-how. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.

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

The Company may issue or assume common stock warrants with debt, equity or as standalone financing instruments that are recorded as either liabilities or equity in accordance with the respective accounting guidance. Warrants recorded as equity are recorded at their relative fair value or fair value determined at the issuance date and remeasurement is not required. Warrants recorded as liabilities are recorded at their fair value, within warrant liability on the consolidated balance sheets, and remeasured on each reporting date with changes recorded in revaluation of warrant liability on the Company’s consolidated statements of operations.

(c)	Fair Value of Financial Instruments

As a result of the Business Combination, the Company assumed a warrant liability (the “Warrant Liability”) related to previously issued 3,940,278 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, originally sold to AMCI Sponsor LLC (the “Sponsor”) in a private placement consummated in connection with AMCI’s Initial Public Offering (the “Private Placement Warrants”) and the 400,000 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, converted from the Sponsor’s non-interest bearing loan to the Company of $400,000 in connection with the closing of the Business Combination (the “Working Capital Warrants”) (Note 11). The Private Placement Warrants and the Working Capital Warrants have substantially the same terms as the 22,029,279 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, issued by AMCI in its Initial Public Offering (the “Public Warrants”).

The Warrant Liability is remeasured to its fair value at each reporting period and upon settlement. The change in fair value is recognized in revaluation of warrant liability on the consolidated statements of operations. The change in fair value of the warrant liability is as follows:

Warrant Liability
Estimated fair value at February 4, 2021	$33,116,321
Change in estimated fair value	$(13,411,460)
Estimated fair value at June 30, 2021	$19,704,861

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement date June 30, 2021:

Stock price	$9.64
Exercise price (strike price)	$11.50
Risk-free interest rate	0.16%
Volatility	64.70%
Remaining term (in years)	4.59

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

(d)	Earnings / (Loss) Per Share

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

(e)	Stock-based Compensation

Stock-based compensation consists of stock options and restricted stock units (“RSUs”). Stock options and restricted stock units are equity classified and are measured at the fair market value of the underlying stock at the grant date. Under ASC 718, an entity may recognize compensation cost for an award with only a service condition that has a graded vesting schedule on either (1) an accelerated basis as though each separately vesting portion of the award was, in substance, a separate award or (2) a straight-line basis over the total requisite service period for the entire award. An entity’s use of either a straight-line or an accelerated attribution method represents an accounting policy election and thus should be applied consistently to all similar awards. The Company has elected to recognize compensation cost on a straight-line basis over the total requisite service period for the stock options and restricted stock units. This election does not affect the Company’s previous year results since the Restricted Stock Awards granted in the prior period did not have a service requirement and therefore the stock compensation expense was recognized immediately.  The Company has also a policy of accounting for forfeitures when they occur.

(f)	Recent Accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU 2019-01, Codification Improvements to Topic 842, Leases and ASU 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), provided additional clarifications for implementing ASU 2016.02.  The new lease standard was originally effective for private entities on January 1, 2021, with early adoption permitted. Following the issuance of ASU 2020-05, Effective Dates for Certain Entities (Topic 842), the effective date of Leases was deferred for private entities (the “all other” category) to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted which means that an entity may choose to implement Leases before those deferred effective dates. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020 for public entities, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2022, taking the exemption allowed for the “emerging growth companies” with early adoption permitted. The Company is currently evaluating the effects of this guidance on the Company’s financial statements.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the six month ended June 30, 2021:
Recapitalization
Cash- AMCI’s trust and cash (net of redemptions)	$93,310,599
Cash – PIPE plus interest	65,000,118
Less transaction costs and advisory fees paid	(17,188,519)
Less non-cash warrant liability assumed	(33,116,321)
Net Business Combination and PIPE financing	$108,005,877

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Recapitalization
Class A Common A stock of AMCI, outstanding prior to Business Combination	9,061,136
Less Redemption of AMCI shares	(1,606)
Class B Common Stock of AMCI, outstanding prior to Business Combination	5,513,019
Shares issued in PIPE	6,500,000
Business Combination and PIPE financing shares	21,072,549
Legacy Advent Shares	25,033,398
Total shares of Common Stock immediately after Business Combination	46,105,947

(b)	UltraCell, LLC

On February 18, 2021 (the “acquisition date”), pursuant to the terms and conditions of the Purchase Agreement, the Company acquired 100% of the issued and outstanding membership units of UltraCell from Bren-Tronics, Inc. The results of UltraCell’s operations have been included in the unaudited condensed consolidated financial statements since the acquisition date.

The Company has assessed provisions in ASC 805 and concluded that the UltraCell acquisition should be accounted as an acquisition of a business. The Company evaluated whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets and concluded that it is not. Since the “substantially all” threshold is not met, the Company further assessed whether the set acquired includes an input and a substantive process that together significantly contribute to the ability to create outputs. Following its assessment, the Company concluded that the minimum requirements to define UltraCell as a business are met.

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

Assets and liabilities at acquisition

The assets acquired and liabilities assumed at the date of acquisition were as follows:

Current assets
Cash and cash equivalents	$77,129
Other current assets	658,332
Total current assets	$735,461
Non-current assets	9,187
Total assets	$744,649

Current liabilities	110,179
Non-current liabilities	-
Total liabilities	$110,179

Net assets acquired	$634,469

Goodwill arising on acquisition

Cost of investment	$6,000,000
Net assets value	634,469
Consideration to be allocated	$5,365,531
Fair value adjustment - New intangibles
Trade name "UltraCell"	405,931
Patented technology	4,328,228
Total intangibles acquired	$4,734,159
Remaining Goodwill	$631,372

The fair value of the assets acquired and liabilities assumed was based on a Purchase Price Allocation of UltraCell LLC conducted by an independent third party. The intangible assets recognized are the Trade Name “UltraCell” and the Patented Technology. The fair value measurement of the intangible assets has been performed by applying a combination of market, cost and income approach methods. The Trade Name was valued with the Relief-from-royalty method, which combines market & income approaches. The royalty rate used for the valuation of the Trade Name was 1.3%, which was determined from the market using databases from completed transactions at a global level while the discount rate used was 12.6%. The Patented Technology was valued with the multi period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology was 11.6%. The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years.

Included in goodwill is the value of assembled workforce, which under FASB ASC topic 805, does not meet either the contractual-legal or the separability criterion in order to be separately valued as an intangible asset. As part of the acquisition, the Company acquired fully trained personnel thereby avoiding the expenditure that would have been required to hire and train equivalent personnel. Therefore, the assemblage cost avoided method was considered the most appropriate method for the valuation of the assembled workforce. The assembled workforce was valued at $0.19 million and has been included in goodwill.

(c)	Acquisition of SerEnergy and FES

On June 25, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with F.E.R. Fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”), which provides for the Company to acquire (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES” and together with SerEnergy, the “Target Companies”) together with certain outstanding shareholder loan receivables.

Pursuant to the Purchase Agreement, the Company will acquire SerEnergy and FES, the fuel cell systems business of fischer Group. SerEnergy is a leading manufacturer of methanol-powered high-temperature polymer electrolyte membrane (“HT-PEM”) fuel cells and operates facilities in Aalborg, Denmark and in Manila, Philippines. FES provides fuel-cell stack assembly and testing as well as the production of critical fuel cell components of the SerEnergy HT-PEM fuel cells, including membrane electrode assemblies, bipolar plates and reformers. FES operates a facility on fischer Group’s campus in Achern, Germany, and Advent has agreed to lease that respective portion of the facility at the closing of the Acquisition.

At the closing of the Acquisition, the Company will pay to the Seller €52 million subject to customary cash/debt/working capital adjustments, all based on completion accounts. At completion, a portion of the preliminary consideration will be paid as €15 million in cash (the “Cash Consideration”). The remaining portion of the preliminary consideration will be paid by shares of common stock of the Company to be issued by the Company to the Seller (the “Share Consideration”), such shares to be valued at the €0 amount of the volume-weighted arithmetic average of the closing prices of the Company’s stock during the last 20 trading days occurring two trading days prior to the Transactions’ closing (the “Agreed Share Value”). The Share Consideration is capped to shares representing 9.999% of the Company’s common stock outstanding as of the completion (taking into account the common stock issued as Share Consideration, the “Cap”). In the event the Share Consideration exceeds the Cap, both the Company and the Seller have a right to terminate the Purchase Agreement upon written notice to the other party. Any balance between the preliminary consideration and the final consideration will be settled either in common shares at the Agreed Share Value or in cash, at the election of the respective debtor.

The obligation to consummate the Transactions is subject to satisfaction of the following conditions : (a) The Company has obtained, or is deemed to have obtained, foreign investment control clearance by the German Federal Ministry for Economic Affairs and Energy and, if required, by the Danish Business Authority and/or Ministry for Industry, Business and Financial Affairs, (b) registration of a short fiscal year with the commercial register of FES, and (c) The Company has delivered to F.E.R. Fischer Edelstahlrohre GmbH (seller) a substantially final draft of the Registration Statement reasonably satisfactory to the Seller.  As of the date of issuing this 10-Q filing the consummation of the purchase has not been reached.

The Purchase Agreement provides for customary termination rights. Either the Seller or the Buyer may withdraw from the Purchase Agreement prior to closing in particular if (a) not all Closing Conditions have been satisfied within four months after signing of the Purchase Agreement, (b) the Share Consideration exceeds the Cap, (c) the respective other party has failed to perform the closing actions to be performed by it on the closing date and is in default performing a closing action for more than ten days after closing or (d) if there is an insufficient amount of authorized and unissued Company stock for the company to pay the Share Consideration to the Seller.

4.	Related party disclosures:

The amounts included in the accompanying consolidated balance sheets and consolidated statements of operations are as follows:

	June 30, 2021 (Unaudited)	December 31, 2020
Due to related parties	Unpaid compensation cost	Unpaid compensation cost
Vassilios Gregoriou	$-	$613,971
Emory Sayre De Castro	-	425,528
Christos Kaskavelis	-	75,160
Charalampos Antoniou	30,000	-
Total	$30,000	$1,114,659

	June 30, 2021 (Unaudited)	December 31, 2020
Due from related parties	Prepayment	Prepayment
Charalampos Antoniou	$-	$67,781
Vassilios Gregoriou	7,199	-
Emory Sayre De Castro	7,146	-
Christos Kaskavelis	1,809	-
Total	$16,153	$67,781

The outstanding balances as of December 31, 2020 due to/from the Company’s executives and officers relating to unpaid compensation and prepaid services were settled during the first quarter of 2021.

The Company executives, Vassilios Gregoriou, Christos Kaskavelis, Emory Sayre De Castro, James Coffey and William Hunter, each received a signing bonus and transaction bonus upon the consummation of the merger in an aggregate amount of $5.6 million, which is included in administrative and selling expenses in the statement of operations for the six months period ended June 30, 2021.

5.	Inventories:

Inventories consist of the following:

	June 30, 2021 (Unaudited)	December 31, 2020
Raw materials and supplies	$857,671	$107,939
Total	$857,671	$107,939

6.	Prepaid expenses and other current assets:

Prepaid expenses and other current assets are analyzed as follows:

	June 30, 2021 (Unaudited)	December 31, 2020
VAT receivable	$315,698	$259,831
Grants receivable	104,367	95,064
Other current assets	660,500	140,126
Prepaid expenses	1,765,577	1,724
Total	$2,846,143	$496,745

Prepaid expenses as of June 30, 2021 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Other current assets as of June 30, 2021 mainly include advances to suppliers for the acquisition of raw materials and supplies.

7.	Property and equipment, net:

During the six-month period ended June 30, 2021, additions to property, plant and equipment of $947,846 include leasehold improvements, machinery, office and other equipment. Additionally, upon acquisition of UltraCell LLC, the Company acquired property and equipment with a net book value of $9,187 (Note 3). There are no collaterals or other commitments on the Company’s property and equipment.

8.	Other non-current assets:

Other non-current assets as of June 30, 2021 include advances to suppliers for the acquisition of fixed assets of $2,528,957 and guarantees paid as a security for the rental of premises of $131,982.

9.	Trade and other payables:

	June 30, 2021 (Unaudited)	December 31, 2020
Trade payables and other payables	$2,883,325	$881,394
Total	$2,883,325	$881,394

Trade payables include balances of suppliers and consulting service providers.

10.	Other current liabilities:

Other current liabilities are analyzed as follows:

	June 30, 2021 (Unaudited)	December 31, 2020
Accrued expenses for legal and consulting fees	$158,658	$814,965
Other accruals and short-term payables	172,414	89,414
Total	$331,071	$904,379

11.	Private Placement Warrants and Working Capital Warrants:

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

As of June 30, 2021, the Company had 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2021, the Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

12.	Stockholders’ Equity / (Deficit):

Shares Authorized

As of June 30, 2021, the Company had authorized a total of 111,000,000 shares for issuance with 110,000,000 shares designated as common stock, par value $0.0001 per share and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Public Warrants

In connection with the Business Combination, the Company has assumed Public Warrants issued upon AMCI’s Initial Public Offering.

As of March 31, 2021, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50. These exercises generated $262,177 additional proceeds to the Company and increased our shares outstanding by 22,798 shares. Following these exercises, as of June 30, 2021, the Company’s Public Warrants amounted to 22,029,279.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

–	in whole and not in part;
–	at a price of $0.01 per warrant;
–	upon not less than 30 days’ prior written notice of redemption;
–
if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

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

Compensation Plans

The Company’s Board of Directors and shareholders previously approved the 2021 Equity Incentive Plan (the “Plan”) to reward certain employees and directors of the Company. The Plan has been established to advance the interests of the Company by providing for the grant to Participants of Stock and Stock-based Awards. The maximum number of shares of Stock that may be delivered in satisfaction of Awards under the Plan is 6,915,892 shares (the “Initial Share Pool”).

Stock Options

Pursuant to and subject to the terms of the 2021 Equity Incentive Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of Stock set forth in each agreement with an exercise price of $10.36 per share, which is the market price of Company’s stock at the date of grant of June 11, 2021. The Stock Options are granted to each Participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years (25 percent each year on February 4). The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company has recognized compensation cost of $244,814 in respect of Stock Options granted, which is included in administrative and selling expenses in the statement of operations for the six months ended June 30, 2021. The Company has also a policy of accounting for forfeitures when they occur.

The following table presents the assumptions used to estimate the fair value of the stock options as of the Grant Date:

Assumptions
Expected volatility	50.0%
Risk-free rate	1.4%
Expected term	10 years

The following table summarizes the activities for our unvested stock options for the six months ended June 30, 2021:

	Unvested Shares
	Number of Shares	Grant Date Fair Value
Unvested as of December 31, 2020	-	$-
Granted	1,959,500	$6.26
Unvested as of June 30, 2021	1,959,500	$6.26

As of June 30, 2021, there was $12.0 million of unrecognized compensation cost related to unvested stock options. This amount is expected to be recognized over the remaining vesting period of stock options.

Restricted Stock Units

Pursuant to and subject to the terms of the 2021 Equity Incentive Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On June 11, 2021 (the “Date of Grant”) the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of Stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within 1 year and Restricted Stock Unit Agreements that vest on a graded basis over four years (25 percent each year on February 4).  The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company has recognized compensation cost of $458,080 in respect of RSUs, which is included in administrative and selling expenses in the statement of operations for the six months ended June 30, 2021. The Company has also a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested restricted stock units ("RSUs") for the six months ended June 30, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested as of December 31, 2020	-	$-
Granted	2,036,716	$10.36
Unvested as of June 30, 2021	2,036,716	$10.36

As of June 30, 2021, there was $20.6 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

Stock Grant Plan

On March 26, 2020, the Company’s Board of Directors and shareholders approved the 2018-2020 Stock Grant Plan (the “2018-2020 Plan”) to reward certain employees and directors of the Company. The maximum aggregate number of shares that was able to be issued under the Plan was 1,280,199 common shares. The Company entered into separate Restricted Stock Award Agreements with each participant according to which awards for 1,280,199 non-vested shares of common stock were granted with a purchase price of $0.01 per share. Under the Plan, if the employee ceased to be employed with the Company for any reason prior to December 31, 2020, the Company had a limited repurchase period to repurchase the granted shares at a price of $0.01 per share. If the Company did not exercise such repurchase option and unless the Company declined in writing to exercise its repurchase option prior to such time, the repurchase option was automatically deemed exercised at the end of the repurchase window. This limited repurchase right lapsed upon the occurrence of a liquidation event. Therefore, even if an executive officer were to no longer be employed with the Company as of December 31, 2020, such shares will no longer be subject to the repurchase right contemplated above. The repurchase feature was deemed equivalent to a forfeiture (vesting) provision. The shares vested over a period ending December 31, 2020. The stock-based compensation was recognized to expenses over the vesting period and based on the fair value of the shares on the grant date of $0.40. The Company recognized compensation cost of $176,768 in respect of the Restricted Stock Awards granted, which is included in administrative and selling expenses in the statement of operations for the six months ended June 30, 2020.

The following table summarizes the activities for our unvested restricted stock awards for the six months ended June 30, 2020:

	Unvested Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested as of December 31, 2019	-	$-
Granted	1,280,199	$0.40
Unvested as of June 30, 2020	1,280,199	$0.40

As of June 30, 2020, there was $0.3 million of unrecognized compensation cost related to unvested restricted stock awards, which was recognized through December 31, 2020.

13.	Revenue, net:

Revenue, net is analyzed as follows:

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2021	2020	2021	, 2020
Sales of goods	$1,003,464	$200,354	$2,492,756	$300,620
Total revenue from contracts with customers	$1,003,464	$200,354	$2,492,756	$300,620

As of June 30, 2021 and December 31, 2020 contract assets were $435,164 and $85,930, respectively. Also, the Company has recognized contract liabilities of $140,940 and $167,761 as of June 30, 2021 and December 31, 2020, respectively.

14.	Fair value measurement:

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, due from/to related parties, other current liabilities and income tax payable approximate their respective fair values due to the short maturity of these instruments.

15.	Income Taxes

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

16.	Commitments and contingencies:

16.1	Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2021.

16.2	Operating Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as Tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as Landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $456,095.50. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $114,023.88 which is included in Other non-current assets.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1,498,070.00. The lease has a term of eight years and five months, with an option to extend for five years, and is expected to commence in October 2021. The Company is obliged to provide security in the form of a security deposit in the amount of $750,000.00 before commencement of the lease.

Additionally the Company’s subsidiaries Advent S.A. and UltraCell LLC have in place rental agreements for the lease of office and factory spaces.

17.	Net income / (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period of  46,128,745.

The following table sets forth the computation of the basic and diluted net income / (loss) per share for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2021	2020	2021	2020
Numerator:
Net loss	$(3,143,311)	$(312,118)	$(237,637)	$(669,221)
Denominator:
Basic weighted average number of shares	46,126,490	18,736,370	42,041,473	17,623,672

Diluted weighted average number of shares	46,126,490	18,736,370	42,041,473	17,623,672
Net loss per share:
Basic	$(0.07)	$(0.02)	$(0.01)	$(0.04)
Diluted	$(0.07)	$(0.02)	$(0.01)	$(0.04)

Basic net income / (loss) per share is computed by dividing net income/ (loss) for the periods presented by the weighted-average number of common shares outstanding during these periods.

Diluted net income /(loss) per share is computed by dividing the net income /(loss), by the weighted average number of common shares outstanding for the periods, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the Public Warrants, Private Placements Warrants, Working Capital Warrants, Stock Options and Restricted Stock Units. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

As the Company incurred losses for the three month and six month periods ended June 30, 2021 and 2020, the effect of including any potential common shares in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

18.	Subsequent Events

Former Chief Financial Officer Resignation

On July 1, 2021, William Hunter resigned from his positions as President, Chief Financial Officer and as a director of the Company, effective immediately. In connection with Mr. Hunter’s resignation, the Company entered into a Separation Agreement and General Release with Mr. Hunter, effective July 1, 2021 (the “Separation and Release Agreement”). Pursuant to the Separation and Release Agreement, subject to Mr. Hunter’s execution of a release of claims, Mr. Hunter will be entitled to the payments and benefits set forth in the Employment Agreement by and between Mr. Hunter and the Company dated January 12, 2021 (the “Hunter Employment Agreement”) based on a termination without cause, and accelerated vesting of the unvested portion of the signing bonus Mr. Hunter was granted under the Hunter Employment Agreement. Mr. Hunter will continue to be subject to certain restrictive covenants pursuant to the terms of the Hunter Employment Agreement and the Separation and Release Agreement.

New Chief Financial Officer Appointment

On July 2, 2021, the Board of Directors of the Company approved the appointment of Kevin Brackman as Chief Financial Officer of the Company effective July 2, 2021. The Company entered into an offer letter with Mr. Brackman (the “Offer Letter”), pursuant to which Mr. Brackman will receive an annual base salary of $375,000 and the opportunity to earn a performance-based bonus each year, targeted at 100% of base salary. The Offer Letter also provides for the grant of equity awards in the future and a $40,000 relocation package.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 (the “Original Annual Report”), as amended by Amendment No. 1 to Form 10-K, filed with the SEC on May 20, 2021 (as so amended, the “2020 Annual Report”), our quarterly report on Form 10-Q for the three months ended March 31, 2021, filed with the SEC on May 20, 2021 (the “First Quarter Report”), our Current Report on Form 8-K, as filed with the SEC on February 9, 2021 as further amended by Amendment No. 2 to Form 8-K, filed with the SEC on March 26, 2021 (“Amendment No. 2”) and as further amended by Amendment No 3 to Form 8-K, filed with the SEC on May 20, 2021 (“Amendment No. 3,” and, the Original Form 8-K, as so amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Super Form 8-K”).

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

This MD&A generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. As used in this MD&A, unless the context indicates otherwise, the financial information and data relating to the three and six months ended June 30, 2020 are those of Advent Technologies, Inc. and its subsidiaries, the financial information and data for the three months ended June 30, 2021 are those of Advent Technologies Holdings, Inc., and the financial information and data relating to the six months ended June 30, 2021 are those of Advent Technologies, Inc. and its subsidiaries for the period prior to the Closing and are those of Advent Technologies Holdings, Inc. for the period subsequent to the Closing. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

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

To date, Advent’s principal operations have been to develop and manufacture MEAs, and to design fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets. Advent has its headquarters in Boston, Massachusetts, a product development facility in Livermore, California, and an MEA assembly and production facility in Patras, Greece. In early 2022, Advent anticipates opening its new research and development and manufacturing facility at Hood Park in Charlestown, Massachusetts.
The majority of Advent’s current revenue derives from the sale of MEAs as well as the sale of membranes and electrodes for specific applications in the iron flow battery and cellphone markets, respectively. While MEA sales and associated revenues are expected to provide the majority of Advent’s future income, both of these markets remain commercially viable and have the potential to generate material future revenues based on Advent’s existing customers. Advent has also secured grant funding for a range of projects from research agencies and other organizations in the U.S. and Greece. Advent expects to continue to be eligible for grant funding based on its product development activities over the foreseeable future.
Historically, Advent has financed its operations through internal cash flows, grant income and private placements of equity and convertible notes. In the three and six months ended June 30, 2021, Advent generated revenue from product sales of approximately $1.0 million and $2.5 million, respectively, and had net losses of approximately $(3.1) million and $(0.2) million, respectively. During the six months ended June 30, 2021, Advent received proceeds as a result of the Business Combination that was consummated on February 4, 2021 of approximately $141 million.  During the six months ended June 30, 2021, Advent recorded approximately $(16.2) million in operating cash flow, resulting in a period end cash balance of approximately $116.1 million as of June 30, 2021.
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

Upon consummation of the Business Combination, the most significant change in Advent’s reported financial position and results was an increase in cash of approximately $141 million. Total direct and incremental transaction costs of AMCI and Advent, along with liabilities of AMCI paid off at the Closing, were approximately $23.6 million.

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

Business Developments

Share Purchase Agreement

On June 25, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with F.E.R. Fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”), which provides for the Company to acquire (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES” and together with SerEnergy, the “Target Companies”) together with certain outstanding shareholder loan receivables.

Pursuant to the Purchase Agreement, the Company will acquire SerEnergy and FES, the fuel cell systems business of fischer Group. SerEnergy is a leading manufacturer of methanol-powered high-temperature polymer electrolyte membrane (“HT-PEM”) fuel cells and operates facilities in Aalborg, Denmark and in Manila, Philippines. FES provides fuel-cell stack assembly and testing as well as the production of critical fuel cell components of the SerEnergy HT-PEM fuel cells, including membrane electrode assemblies, bipolar plates and reformers. FES operates a facility on fischer Group’s campus in Achern, Germany, and Advent has agreed to lease that respective portion of the facility at the closing of the Acquisition.

At the closing of the Acquisition, the Company will pay to the Seller €52 million subject to customary cash/debt/working capital adjustments, all based on completion accounts. At completion, a portion of the preliminary consideration will be paid as €15 million in cash (the “Cash Consideration”). The remaining portion of the preliminary consideration will be paid by shares of common stock of the Company to be issued by the Company to the Seller (the “Share Consideration”), such shares to be valued at the € amount of the volume-weighted arithmetic average of the closing prices of the Company’s stock during the last 20 trading days occurring two trading days prior to the Transactions’ closing (the “Agreed Share Value”). The Share Consideration is capped to shares representing 9.999% of the Company’s common stock outstanding as of the completion (taking into account the common stock issued as Share Consideration, the “Cap”). In the event the Share Consideration exceeds the Cap, both the Company and the Seller have a right to terminate the Purchase Agreement upon written notice to the other party. Any balance between the preliminary consideration and the final consideration will be settled either in common shares at the Agreed Share Value or in cash, at the election of the respective debtor.

The obligation to consummate the Transactions is subject to satisfaction of the following conditions : (a) The Company has obtained, or is deemed to have obtained, foreign investment control clearance by the German Federal Ministry for Economic Affairs and Energy and, if required, by the Danish Business Authority and/or Ministry for Industry, Business and Financial Affairs, (b) registration of a short fiscal year with the commercial register of FES, and (c) The Company has delivered to F.E.R. Fischer Edelstahlrohre GmbH (seller) a substantially final draft of the Registration Statement reasonably satisfactory to the Seller.  As of the date of issuing this 10-Q filing the consummation of the purchase has not been reached.

The Purchase Agreement provides for customary termination rights. Either the Seller or the Buyer may withdraw from the Purchase Agreement prior to closing in particular if (a) not all Closing Conditions have been satisfied within four months after signing of the Purchase Agreement, (b) the Share Consideration exceeds the Cap, (c) the respective other party has failed to perform the closing actions to be performed by it on the closing date and is in default performing a closing action for more than ten days after closing or (d) if there is an insufficient amount of authorized and unissued Company stock for the Company to pay the Share Consideration to the Seller.

“White Dragon” Proposal

On May 5, 2021, the Company, in collaboration with a consortium of DEPA Commercial, Damco Energy (Kopelouzos Group), PPC Greece, DESFA, Hellenic Petroleum, Motor Oil, Corinth Pipeworks, TAP and Terna Energy, submitted to the Greek government the group’s “White Dragon” proposal for the development of an innovative, integrated green hydrogen project in Greece. The proposal aims to transition Greece to clean energy production and transmission, with the ultimate goal of decarbonizing the energy system. The proposal plans to use large-scale renewable electricity to produce green hydrogen, which would then be stored and through high-temperature fuel cells developed and manufactured by the Company, to supply Greece with clean electricity, green energy and heat. The proposal includes for the study and construction of a dedicated hydrogen pipeline in Greece to link green hydrogen production with large hydrogen end users, as well as plans to implement the first widescale hydrogen fueled projects for the entire transportation section, including heavy duty trucks, trains and cars. The combined projected budget for the proposal, if approved in its entirety by the European and Greek authorities, is €8.063 billion.

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

UltraCell Purchase Agreement

On February 18, 2021, Advent Technologies Inc., entered into a Membership Interest Purchase Agreement with Bren-Tronics, Inc. (“Seller”) and UltraCell, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“UltraCell”) (the “Purchase Agreement”). Pursuant to the Purchase Agreement, and subject to the terms and conditions therein, on February 18, 2021, Advent acquired 100% of the issued and outstanding membership interests in UltraCell, for $4 million and a maximum of $6 million upon achievement of certain milestones. Advent also assumed the terms of Seller’s lease for property used in UltraCell’s operations in Livermore, California. From the respective acquisition, $0.6 million has been recognized as Goodwill to the consolidated Balance Sheet.

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

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1,498,070.00. The lease has a term of eight years and five months, with an option to extend for five years and is expected to commence in October 2021. The Company is obliged to provide security in the form of a security deposit in the amount of $750,000.00, upon commencement of the lease.

Recent Developments

Former Chief Financial Officer Resignation

On July 1, 2021, William Hunter resigned from his positions as President, Chief Financial Officer and as a director of the Company, effective immediately. In connection with Mr. Hunter’s resignation, the Company entered into a Separation Agreement and General Release with Mr. Hunter, effective July 1, 2021 (the “Separation and Release Agreement”). Pursuant to the Separation and Release Agreement, subject to Mr. Hunter’s execution of a release of claims, Mr. Hunter will be entitled to the payments and benefits set forth in the Employment Agreement by and between Mr. Hunter and the Company dated January 12, 2021 (the “Hunter Employment Agreement”) based on a termination without cause, and accelerated vesting of the unvested portion of the signing bonus Mr. Hunter was granted under the Hunter Employment Agreement. Mr. Hunter will continue to be subject to certain restrictive covenants pursuant to the terms of the Hunter Employment Agreement and the Separation and Release Agreement.

New Chief Financial Officer Appointment

On July 2, 2021, the Board of Directors of the Company approved the appointment of Kevin Brackman as Chief Financial Officer of the Company effective July 2, 2021. The Company entered into an offer letter with Mr. Brackman (the “Offer Letter”), pursuant to which Mr. Brackman will receive an annual base salary of $375,000 and the opportunity to earn a performance-based bonus each year, targeted at 100% of base salary. The Offer Letter also provides for the grant of equity awards in the future and a $40,000 relocation package.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of June 30, 2021, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

Successful development of the Advanced MEA product

Advent’s future success depends in large part on the increasing integration of the hydrogen fuel cell into the energy transition globally over the next decade. In order to become cost-competitive with existing renewable power generation and energy storage technology and achieve widespread adoption, fuel cells will need to achieve substantial improvement in the cost/kw performance ratio delivered to prospective fuel cell customers, predominantly OEMs, System Integrators and major energy companies. Advent expects to play an important enabling role in the adoption of hydrogen fuel cells, as its MEA technology is the critical determining factor in the cost/kw performance ratio of the fuel cells. In partnership with the Los Alamos National Laboratory, Advent is currently developing its next generation MEA technology (“Advanced MEA”) which is anticipated to deliver as much as three times the power output of its current MEA product. While Advent is already projecting being able to pass through substantial cost benefits to its customers through economies of scale as it increases MEA production, the successful development of the Advanced MEA will be an important factor in delivering the required improvement in cost/kw performance to Advent’s customers.

Basis of Presentation

Advent’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The Company has determined that it operates in one reportable segment. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for more information.
Components of Results of Operations

Revenue, net
Revenues consist of sales of goods (MEAs, membranes, fuel cell stacks, fuel cell systems and electrodes).  Advent expects revenues to increase materially and be weighted towards systems and MEA sales over time, in line with the projected increase in MEA production in response to customer demand.
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

Administrative and Selling Expenses
Administrative and selling expenses consist of travel expenses, indirect labor costs, fees paid to consultants, third parties and service providers, taxes and duties, legal and audit fees, depreciation, business development salaries and limited marketing activities and stock-based compensation expense. Advent expects administrative and selling expenses to increase in line with MEA production and revenue as the business scales up, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services. Depreciation is also expected to increase as the Company invests in fixed assets in support of the scale-up of the business.

Other Income / Expenses
Other operating income / (expenses) consist of additional de minimis incidental operating income / (expenses) incurred by the business. These income / (expenses) are expected to remain at a de minimis level in the future.

Change in Fair Value of Warrant Liability
Change in fair value of warrant liability amounting to $13.4 million for the six months ended June 30, 2021 represents the change in fair value of the Private Placement Warrants and Working Capital Warrants from February 4, 2021 to June 30, 2021.

Finance Costs

Finance costs consist mainly of bank charges. Finance costs are not anticipated to increase materially as Advent is not intending to take on substantial borrowings at the corporate level in the near future.

Foreign exchange differences, net
Foreign exchange differences, net consists of foreign exchange gains or losses and interest on deposits. As the Company scales up, its foreign exchange exposure is likely to increase given its revenues are denominated in both euros and dollars, and a portion of the Company’s costs are denominated in euros.

Amortization of intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell is the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years.

Results of Operations
Comparison of the Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020
The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2021 and 2020, and the changes between periods.
	Three months ended June 30, (Unaudited)
	2021	2020	$ change	% change
Revenue, net	$1,003,464	$200,354	$803,110	400.85%
Cost of revenues	(669,352)	(217,916)	(451,437)	207.16%
Gross profit / (loss)	334,112	(17,562)	351,674	(2,002.51)%
Income from grants	85,727	54,828	30,898	56.36%
Research and development expenses	(638,753)	-	(638,753)	N/A
Administrative and selling expenses	(6,595,735)	(444,129)	(6,151,606)	1385.09%
Amortization of intangibles	29,047	-	29,047	N/A
Operating loss	(6,785,602)	(406,863)	(6,378,739)	1567.79%
Finance costs	(3,139)	(514)	(2,625)	510.40%
Fair value change of warrant liability	3,645,835	-	3,645,835	N/A
Foreign exchange differences, net	(10,839)	8	(10,848)	(133,562.30)%
Other income / (expenses), net	10,435	98,351	(87,917)	(89.39)%
Loss before income tax	(3,143,311)	(309,017)	(2,834,294)	917.20%
Income tax	-	(3,101)	3,101	(100.00)%
Net loss	$(3,143,311)	$(312,118)	$(2,831,193)	907.09%
Net loss per share
Basic loss per share	(0.07)	(0.02)	(0.05)	N/A
Basic weighted average number of shares	46,126,490	18,736,370	N/A	N/A
Diluted loss per share	(0.07)	(0.02)	(0.05)	N/A
Diluted weighted average number of shares	46,126,490	18,736,370	N/A	N/A

Revenue, net

Our total revenue from product sales increased by approximately $0.8 million or 400.8% from approximately $0.2 million in the three months ended June 30, 2020 to approximately $1.0 million in the three months ended June 30, 2021. The increase in revenue was related to a) increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products and b) revenue from UltraCell’s operations (acquired on February 19, 2021).

Cost of Revenue

Cost of revenues increased by approximately $0.5 million or 207.2% from approximately $0.2 million in the three months ended June 30, 2020 to approximately $0.7 million in the three months ended June 30, 2021. The increase in cost of revenues was directly related to the increased revenues and the requirement for increased production of MEAs and other products to satisfy customer demand, as well as, cost of revenues attributed to UltraCell’s operations. Gross margins were higher for the three months ended June 30, 2021, reflecting a more mature mix of revenues leading to more normalized pricing arrangements.

Our Gross Profit, which is Revenue, net minus the Cost of Revenue increased to $0.3 million in the three months ended June 30, 2021 from $(0.01) million for the three months ended June 30, 2020.

Research and Development Expenses

Research and Development expenses were approximately $0.6 million in the three months ended June 30, 2021, primarly related to the company's cooperative research and development agreement with the U.S Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $6.6 million in the three months ended June 30, 2021, and $0.4 million in the three months ended June 30, 2020. The increase was primarily due to the increased number of employees from period to period in the Greece and Boston offices, as well as the recognition of stock-based compensation expense of $0.7 million in the three months ended June 2021.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $3.6 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020

The following table sets forth a summary of our consolidated results of operations and consolidated results of cash flows for the six months ended June 30, 2021 and 2020, and the changes between periods.

	Six months ended June 30, (Unaudited)
	2021	2020	$ change	% change
Revenue, net	$2,492,756	$300,620	$2,192,136	729.20%
Cost of revenues	(1,016,695)	(283,953)	(732,742)	258.05%
Gross profit / (loss)	1,476,061	16,667	1,459,394	8,756.02%
Income from grants	124,180	143,106	(18,926)	(13.22)%
Research and development expenses	(667,835)	(43,633)	(624,202)	1,430.57%
Administrative and selling expenses	(14,517,593)	(754,434)	(13,763,159)	1,824.30%
Amortization of intangibles	(157,713)	-	(157,713)	N/A
Operating loss	(13,742,899)	(638,294)	(13,104,605)	2,053.07%
Finance costs	(13,419)	(3,037)	(10,381)	341.80%
Fair value change of warrant liability	13,411,460	-	13,411,460	N/A
Foreign exchange differences, net	13,116	(18,579)	31,694	(170.59)%
Other income / (expenses), net	94,105	(6,210)	100,315	(1,615.51)%
Loss before income tax	(237,637)	(666,120)	428,483	(64.33)%
Income tax	-	(3,101)	3,101	(100.00)%
Net loss	$(237,637)	$(669,221)	$431,584	(64.49)%
Net loss per share
Basic loss per share	(0.01)	(0.04)	0.03	N/A
Basic weighted average number of shares	42,041,473	17,623,672	N/A	N/A
Diluted loss per share	(0.01)	(0.04)	0.03	N/A
Diluted weighted average number of shares	42,041,473	17,623,672	N/A	N/A

	Six months ended June 30, (Unaudited)
	2021	2020	$ change	% change
Net Cash used in Operating Activities	$(16,231,479)	$(690,905)	$(15,540,574)	2,249.31%

Cash Flows from Investing Activities:
Purchases of property and equipment	(947,846)	(64,786)	(883,060)	1,363.03%
Advances for the acquisition of property and equipment	(2,528,957)	-	(2,528,957)	N/A
Acquisition of a subsidiary, net of cash acquired	(5,922,871)	-	(5,922,871)	N/A
Net Cash used in Investing Activities	$(9,399,674)	$(64,786)	$(9,334,888)	14,408.71%

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	141,120,851	-	141,120,851	N/A
Proceeds of issuance of preferred stock	-	1,430,005	(1,430,005)	(100.00)%
Proceeds from issuance of non-vested stock awards	-	12,801	(12,801)	(100.00)%
Repurchase of shares	-	(34,836)	34,836	(100.00)%
Proceeds of issuance of common stock and paid-in capital from warrants exercise	262,177	-	262,177	N/A
State loan proceeds	117,490	-	117,490	N/A
Repayment of convertible promissory notes	-	(500,000)	500,000	(100.00)%
Net Cash provided by Financing Activities	$141,500,518	$907,970	$140,592,548	15,484.27%

Net increase in cash and cash equivalents	$115,869,365	$152,279	$115,717,086	75,990.37%
Effect of exchange rate changes on cash and cash equivalents	(276,042)	(4,224)	(271,818)	6,435.08%
Cash and cash equivalents at the beginning of the period	515,734	1,199,015	(683,281)	(56.99)%
Cash and cash equivalents at the end of the period	$116,109,057	$1,347,070	$114,761,987	8,519.38%

Revenue, net

Our total revenue from product sales increased by approximately $2.2 million or 729.2% from approximately $0.3 million in the six months ended June 30, 2020 to approximately $2.5 million in the six months ended June 30, 2021. The increase in revenue was related to a) increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products and b) revenue from UltraCell’s operations (acquired on February 19, 2021).

Cost of Revenue

Cost of revenues increased by approximately $0.7 million or 258.1% from approximately $0.3 million in the six months ended June 30, 2020 to approximately $1.0 million in the six months ended June 30, 2021. The increase in cost of revenues was directly related to the increased revenues and the requirement for increased production of MEAs and other products to satisfy customer demand, as well as, cost of revenues attributed to UltraCell’s operations.

Our Gross Profit, which is Revenue, net minus the Cost of Revenue increased to $1.5 million in the six months ended June 30, 2021 from $0.02 million in the six months ended June 30, 2020.

Research and Development Expenses

Research and Development expenses were approximately $0.7 million in the six months ended June 30, 2021, primarly related to the company's cooperative research and development agreement with the U.S Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $14.5 million in the six months ended June 30, 2021, and $0.8 million in the six months ended June 30, 2020. The increase was primarily due to one-time transaction costs following the Business Combination amounting to $5.9 million, the increased personnel in the Greece and Boston offices and the recognition of stock-based compensation expense amounting to $0.7 million.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $13.4 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants from February 4, 2021 to June 30, 2021.

Liquidity and Capital Resources

As of the date of this filing of the Quarterly Report on Form 10-Q, Advent’s existing cash resources and projected cash flows are anticipated to be sufficient to support planned operations for the next 12 months after the date hereof.  This is based on the amount of cash we raised in the Business Combination and projected results during the financial year 2021.

Cash flows from Operating Activities

Advent’s cash flows from operating activities reflect the income statement position adjusted for working capital movements in current assets and liabilities. As Advent grows, it expects that operating cash flows will be affected by increased working capital needs to support growth in personnel-related expenditures and fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.

Net cash used in operating activities was approximately $(16.2) million for the six months ended June 30, 2021, which related to outflows in connection with one-time transactions costs, settlement of unpaid executive compensation and costs associated with insurances services and other consulting services.

Net cash used in operating activities was approximately $(0.7) million for the six months ended June 30, 2020, mainly related to payments to suppliers, net of receipts from customers.

Cash Flows from Investing Activities

Advent’s cash flows from investing activities was approximately $(9.4) million for the six months ended June 30, 2021, which related to the acquisition of fixed assets and the amounts paid for the acquisition of UltraCell LLC on February 18, 2021. Advent expects to invest substantially in fixed assets, plant and equipment in the near future as it executes its product development programs.

Advent’s cash flows from investing activities was approximately $(0.1) million for the six months ended June 30, 2020, which related to the acquisition of fixed assets.

Cash Flows from Financing Activities

Advent’s cash flows from financing activities was approximately $141.5 million for the six months ended June 30, 2021, which related to the cash amount contributed at the date of the Merger dated February 4, 2021 and proceeds from issuance of common stock and additional paid-in capital from warrants exercise.

Advent’s cash flows from financing activities was approximately $0.9 million for the six months ended June 30, 2020, which related to proceeds of issuance of preferred stock and repayment of loan.

Contract Assets and Contract Liabilities

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. As of June 30, 2021, Advent recognized contract assets of $0.4 million in the unaudited consolidated balance sheet. As of December 31, 2020, Advent recognized contract assets of $0.1 million in the consolidated balance sheet.

Advent recognizes contract liabilities when we receive customer payments in advance of the performance obligations being satisfied on our contracts. As of June 30, 2021, Advent recognized contract liabilities of $0.1 million in the unaudited consolidated balance sheet. As of December 31, 2020, Advent recognized contract liabilities of $0.2 million in the consolidated balance sheet.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ending June 30, 2021 and 2020.

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

With significant and recurring customers, we negotiate written master agreements as framework agreements (general terms and conditions of trading), following individual purchase orders. For customers with no master agreements, the approved purchase orders form the contract. Effectively, contracts under the revenue standard have been assessed to be the purchase orders agreed with customers.

We have assessed that each product sold is a single performance obligation because the promised goods are distinct on their own and within the context of the contract. In cases where the agreement includes customization services for the contracted products, we are providing integrated services; therefore, the goods are not separately identifiable, but are inputs to produce and deliver a combined output and form a single performance obligation within the context of the contract. Furthermore, we assessed whether it acts as a principal or agent in each of its revenue arrangements and has concluded that in all sales transactions it acts as a principal. Additionally, we, taking into consideration the guidance and indicative factors provided by ASC 606, concluded that it provides assurance type warranties (warranty period is up to 45 days) as it does not provide a service to the customer beyond fixing defects that existed at the time of sale. We, based on historical performance, current circumstances, and projections of trends, estimated that no allowance for returns as per warranty policy should be recognized, at the time of sale, accounted for under ASC 460, Guarantees.

Under ASC 606, we estimate the transaction price, including variable consideration, at the commencement of the contract and recognize revenue over the contract term, rather than when fees become fixed or determinable. In other words, where contracts with customers include variable consideration (i.e. volume rebates), we estimate at contract inception the variable consideration and adjust the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Furthermore, no material rights or significant financing components have been identified in our contracts. Payment terms generally include advance payment requirements. The time between a customer’s payment and the receipt of funds is less than one year. Payment terms are in the majority fixed and do not include variable consideration, except from volume rebates.

Revenue from satisfaction of performance obligations is recognized based on identified transaction price. The transaction price reflects the amount to which we have rights under the present contract. It is allocated to the distinct performance obligations based on standalone selling prices of the services promised in the contract. In cases of more than one performance obligation, we allocate transaction price to the distinct performance obligations in proportion to their observable stand-alone selling prices and recognize revenue as those performance obligations are satisfied.

In the majority of cases of product sales, revenue is recognized at a point in time when the customer obtains control of the respective goods that is, when the products are shipped from our facilities as control passes to the customer in accordance with agreed contracts and the stated shipping terms. In cases where the contract includes customization services, which one performance obligation is identified, revenue is recognized over time as our performance does not create an asset with alternative use and we have an enforceable right to payment for performance completed to date. We use the input method (i.e. cost-to cost method) to measure progress towards complete satisfaction of the performance obligation.

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

Goodwill
The Company allocates the fair value of purchase consideration transferred in a business acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired licenses, trade names, in process research and development (“R&D”), useful lives and discount rates, patents, customer clientele, customer contracts and know-how. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.

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

The Company may be subject to potential examination by U.S. federal, state and city, and the Subsidiary may be subject to potential examination by the Greek taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the U.S. federal, state and city and Greek tax laws. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Warrant Liability

The Company accounts for the 26,369,557 warrants (comprising of 22,029,279 Public Warrants and 3,940,278 Private Placement Warrants) issued in connection with the Initial Public Offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the quarter ended June 30, 2021.

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

Supplemental Non-GAAP Measures and Reconciliations

In addition to providing measures prepared in accordance with GAAP, we present certain supplemental non-GAAP measures. These measures are EBITDA, Adjusted EBITDA and Adjusted Net Income / (Loss), which we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our peers. These non-GAAP measures do not have any standardized meaning prescribed by GAAP and therefore may differ from similar measures presented by other companies and may not be comparable to other similarly titled measures. We believe these measures are useful in evaluating the operating performance of the Company’s ongoing business. These measures should be considered in addition to, and not as a substitute for net income, operating expense and income, cash flows and other measures of financial performance and liquidity reported in accordance with GAAP. The calculation of these non-GAAP measures has been made on a consistent basis for all periods presented.

EBITDA and Adjusted EBITDA

These supplemental non-GAAP measures are provided to assist readers in determining our operating performance. We believe this measure is useful in assessing performance and highlighting trends on an overall basis. We also believe EBITDA and Adjusted EBITDA are frequently used by securities analysts and investors when comparing our results with those of other companies. EBITDA differs from the most comparable GAAP measure, net income / (loss), primarily because it does not include interest, income taxes, depreciation of property, plant and equipment, and amortization of intangible assets. Adjusted EBITDA adjusts EBITDA for transactional gains and losses, asset impairment charges, finance and other income and acquisition costs.

The following tables show a reconciliation of net income / (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.

EBITDA and Adjusted EBITDA	Three months ended June 30, (Unaudited)			Six months ended June 30, (Unaudited)
(in Millions of US dollars)	2021	2020	$ change	2021	2020	$ change
Net loss	$(3.14)	$(0.31)	(2.83)	$(0.24)	$(0.67)	0.43
Depreciation of property and equipment	$0.02	$0.01	0.01	$0.03	$0.01	0.02
Amortization of intangibles	$(0.03)	$0.00	(0.03)	$0.16	$0.00	0.16
Finance costs	$0.00	$0.00	0.00	$0.01	$0.00	0.01
Other income / (expenses), net	$(0.01)	$(0.10)	0.09	$(0.09)	$0.01	(0.10)
Foreign exchange differences, net	$0.01	$(0.00)	0.01	$(0.01)	$0.02	(0.03)
EBITDA	$(3.15)	$(0.40)	(2.75)	$(0.14)	$(0.63)	0.49
Net change in warrant liability	$(3.65)	$-	(3.65)	$(13.41)	$-	(13.41)
One-Time Transaction Related Expenses (1)	$-	$-	-	$5.87	$-	5.87
Adjusted EBITDA	$(6.80)	$(0.40)	(6.40)	$(7.68)	$(0.63)	(7.05)

(1) Bonus awarded after consummation of the Business Combination effective February 4, 2021

Adjusted Net Income/(Loss)

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net income / (loss), primarily because it does not include one-time transaction costs and warrant liability changes. The following table shows a reconciliation of net income/(loss) for the three and six months ended June 30, 2021 and 2020.

Adjusted Net Loss	Three months ended June 30, (Unaudited)			Six months ended June 30, (Unaudited)
(in Millions of US dollars)	2021	2020	$ change	2021	2020	$ change
Net loss	$(3.14)	$(0.31)	(2.83)	$(0.24)	$(0.67)	0.43
One-Time Transaction Related Expenses (1)	$-	$-	-	$5.87	$-	5.87
Net change in warrant liability	$(3.65)	$-	(3.65)	$(13.41)	$-	(13.41)
Adjusted Net Loss	$(6.79)	$(0.31)	(6.48)	$(7.78)	$(0.67)	(7.11)

(1) Bonus awarded after consummation of the Business Combination effective February 4, 2021

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of June 30, 2021, Advent had a cash balance of approximately $116.1 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.
Inflation Risk

Advent does not believe that inflation currently has a material effect on its business.

Foreign Exchange Risk

Advent has costs and revenues denominated in both euros and dollars, and therefore is exposed to fluctuations in the euro/dollar exchange rate. To date, Advent has not entered into any hedging transactions to mitigate the effect of foreign exchange due to the relatively low sums involved. As we increase in scale, we expect to continue to incur a portion of our costs in euros, and therefore expect to put in place appropriate foreign exchange risk mitigation features in due course.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, and as a result of the material weakness described below, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report. Notwithstanding the identified material weakness, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

As previously disclosed in Part I, Item 9A of our 2020 Annual Report, our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020 and December 31, 2019 due to a material weakness. The material weakness related to not having adequate controls over accounting for complex accounting instruments and, in particular, related to errors in the accounting for warrants issued in connection with AMCI’s Initial Public Offering and recorded in its pre-Business Combination, historical consolidated financial statements through December 31, 2020. In response to this material weakness, we have and will continue to implement a number of actions, as described below. Our management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. As previously disclosed, our remediation plan includes, but is not limited to, that we will improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that has led to the material weakness we have identified and strengthen our internal controls over financial reporting. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. From time to time, we make changes to our internal control over financial reporting that are intended to enhance our effectiveness, and which do not have a material effect on our overall internal control over financial reporting. As a new public company, we continue the process of reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report, for a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading “Risk Factors” in our 2020 Annual Report. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, results of operations, cash flows or prospects. Except as presented below, there are no material changes to the risk factors described in the 2020 Annual Report.

We may experience difficulties in completing acquisitions, integrating the operations of acquired companies into our business and in realizing the expected benefits of these acquisitions.
We have entered into a share purchase agreement to acquire FES and SerEnergy. Completion of the acquisition is subject to a number of risks and uncertainties, and we can provide no assurance that the various closing conditions to the FES and SerEnergy acquisition will be satisfied. Many of the conditions that are required to close the acquisition of FES and SerEnergy are not within our control, and we cannot predict when, or if, the acquisition will be completed. The inability to complete the acquisition could have a material adverse effect on our results of operations, financial condition and prospects.

Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of our pending acquisition of FES and SerEnergy, if completed, will depend in part on our ability to realize the anticipated business opportunities from combining their and our operations in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of FES and SerEnergy with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisitions, or fully offset the costs of the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.	Exhibits

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1
Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021)

3.2	Amended and Restated Bylaws of Advent Technologies Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021)

10.1
Share Purchase Agreement, dated as of June 25, 2021, by and among Advent Technologies Holdings, Inc. and F.E.R. Fischer Edelstahlrohre GmbH (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2021).

10.2+
Separation Agreement and General Release between William Hunter and the Company, dated as of July 1, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).

10.3+	Offer Letter Agreement between Kevin Brackman and the Company, dated as of July 2, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Quarterly Report on Form 10-Q of Advent Technologies Holdings, Inc. formatted in Inline XBRL:

104	The cover page from the Quarterly Report on Form 10-Q of Advent Technologies Holdings, Inc. for the quarter ended June 30, 2021 formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith
+	Indicates a management or compensatory plan, contract or arrangement.
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

Date: August 12, 2021	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Kevin Brackman
Kevin Brackman
Chief Financial Officer
(Authorized Officer; Principal Financial and Accounting Officer)