Form 10-Q
period 2021-09-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2021-11-15
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

(617) 655-6000
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

As of November 15, 2021, the registrant had 51,253,591 shares of common stock, par value $0.0001 per share, issued and outstanding.

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
o
risks associated with strategic alliances or acquisitions, including the acquisition of SerEnergy A/S, a Danish stock corporation (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company (“FES”), former wholly-owned subsidiaries of F.E.R. fischer Edelstahlrohre GmbH, completed on August 31, 2021;

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

ii

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2021.

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

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Advent is considered the accounting acquirer (and legal acquiree) and the Company is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Quarterly Report on Form 10-Q, including in “Part I, Item 1. Unaudited Condensed Consolidated Financial Statements” and the notes thereto and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information relating to the three and nine months ended September 30, 2020 are those of Advent and its subsidiaries; the financial information relating to the three months ended September 30, 2021, are those of the Company and its subsidiaries; and the financial information relating to the nine months ended September 30, 2021, are those of Advent and its subsidiaries for the period prior to the Closing and the financial information of the Company and its subsidiaries for the period subsequent to the Closing. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “Advent,” the “Company,” we,” “us” and “our” refer to Advent Technologies Holdings, Inc. and its subsidiaries taken as a whole.

Advent Technologies Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
ASSETS	September 30, 2021 (Unaudited)	December 31, 2020
Current assets:
Cash and cash equivalents	$92,492,367	$515,734
Accounts receivable	5,569,801	421,059
Due from related parties	-	67,781
Contract assets	936,259	85,930
Inventories	5,598,574	107,939
Prepaid expenses and Other current assets	3,767,096	496,745
Total current assets	108,364,097	1,695,188
Non-current assets:
Goodwill and intangibles, net	54,281,798	-
Property and equipment, net	7,883,042	198,737
Other non-current assets	2,155,156	136
Deferred tax assets	1,279,969	-
Total non-current assets	65,599,965	198,873
Total assets	$173,964,062	$1,894,061
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Trade and other payables	$5,522,624	$881,394
Due to related parties	30,000	1,114,659
Deferred income from grants, current	1,098,019	158,819
Contract liabilities	28,832	167,761
Other current liabilities	7,595,619	904,379
Income tax payable	1,135,199	201,780
Total current liabilities	15,410,293	3,428,792
Non-current liabilities:
Warrant liability	17,282,987	-
Deferred tax liabilities	3,756,859	-
Deferred income from grants, non-current	171,995	182,273
Other long-term liabilities	1,209,336	76,469
Total non-current liabilities	22,421,177	258,742
Total liabilities	37,831,470	3,687,534
Commitments and contingent liabilities
Stockholders’ equity / (deficit)
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at September 30, 2021 and December 31, 2020; Issued and outstanding: 51,253,591 and 25,033,398 at September 30, 2021 and December 31, 2020, respectively)	5,125	2,503
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at September 30, 2021 and December 31, 2020; nil issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	161,263,673	10,993,762
Accumulated other comprehensive (loss) / income	(717,328)	111,780
Accumulated deficit	(24,418,878)	(12,901,518)
Total stockholders’ equity / (deficit)	136,132,592	(1,793,473)
Total liabilities and stockholders’ equity / (deficit)	$173,964,062	$1,894,061

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in USD, except for number of shares)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2021	2020	2021	2020
Revenue, net	$1,673,998	$225,412	$4,166,754	$526,032
Cost of revenues	(1,645,781)	(90,477)	(2,662,476)	(374,430)
Gross profit	28,217	134,934	1,504,278	151,602
Income from grants	507,606	16,076	631,787	159,182
Research and development expenses	(893,215)	(37,640)	(1,561,049)	(81,273)
Administrative and selling expenses	(13,040,649)	(886,629)	(27,558,242)	(1,641,063)
Amortization of intangibles	(309,734)	-	(467,447)	-
Operating loss	(13,707,773)	(773,258)	(27,450,673)	(1,411,552)
Finance costs	(13,542)	(1,712)	(26,961)	(4,749)
Fair value change of warrant liability	2,421,874	-	15,833,334	-
Foreign exchange differences, net	(15,256)	(8,005)	(2,141)	(26,584)
Other (expenses) / income, net	(15,960)	31,058	78,146	24,848
Loss before income tax	(11,330,657)	(751,917)	(11,568,295)	(1,418,037)
Income tax	50,935	3,101	50,935	-
Net loss	$(11,279,722)	$(748,816)	$(11,517,360)	$(1,418,037)
Net loss per share
Basic loss per share	(0.23)	(0.03)	(0.26)	(0.07)
Basic weighted average number of shares	48,325,164	23,182,817	43,982,039	21,180,639
Diluted loss per share	(0.23)	(0.03)	(0.26)	(0.07)
Diluted weighted average number of shares	48,325,164	23,182,817	43,982,039	21,180,639

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2021	2020	2021	2020
Net loss	$(11,279,722)	$(748,816)	$(11,517,360)	$(1,418,037)
Other comprehensive income / (loss), net of tax effect:
Foreign currency translation adjustment	(540,871)	(2,042)	(829,108)	(13,544)
Total other comprehensive loss	(540,871)	(2,042)	(829,108)	(13,544)
Comprehensive loss	$(11,820,594)	$(750,858)	$(12,346,468)	$(1,431,581)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(All amounts in USD, except for number of shares)

	Three Months Ended September 30, 2021
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of June 30, 2021 (Unaudited)	-	$-	-	$-	46,128,745	$4,613	$119,964,708	$(13,139,155)	$(176,457)	$106,653,709
Share capital increase (Unaudited)	-	-	-	-	5,124,846	512	37,923,348	-	-	37,923,860
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	3,375,616	-	-	3,375,616
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,279,722)	-	(11,279,722)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(540,871)	(540,871)
Balance as of September 30, 2021 (Unaudited)	-	$-	-	$-	51,253,591	$5,125	$161,263,673	$(24,418,878)	$(717,328)	$136,132,592

See accompanying notes to unaudited condensed consolidated financial statements

	Nine Months Ended September 30, 2021
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of December 31, 2020	844,037	$845	2,095,592	$2,096	3,017,057	$3,017	$10,990,307	$(12,901,518)	$111,780	$(1,793,473)
Retroactive application of recapitalization (Unaudited)	(844,037)	(845)	(2,095,592)	(2,096)	22,016,341	(514)	3,455	-	-	-
Adjusted balance, beginning of period (Unaudited)	-	-	-	-	25,033,398	2,503	10,993,762	(12,901,518)	111,780	(1,793,473)
Business combination and PIPE financing (Unaudited)	-	-	-	-	21,072,549	2,107	108,005,876	-	-	108,007,984
Share capital increase from warrants exercise (Unaudited)	-	-	-	-	22,798	2	262,175	-	-	262,177
Share capital increase (Unaudited)	-	-	-	-	5,124,846	512	37,923,348	-	-	37,923,860
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	4,078,513	-	-	4,078,513
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,517,360)	-	(11,517,360)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(829,108)	(829,108)
Balance as of September 30, 2021 (Unaudited)	-	$-	-	$-	51,253,591	$5,125	$161,263,673	$(24,418,878)	$(717,328)	$136,132,592

See accompanying notes to unaudited condensed consolidated financial statements

	Three Months Ended September 30, 2020
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of June 30, 2020 (Unaudited)	-	$-	-	$-	21,332,235	$2,133	$10,314,200	$(10,436,840)	$107,357	$(13,150)
Issuance of non-vested stock awards* (Unaudited)	-	-	-	-	3,755,010	376	8,559	-	-	8,935
Repurchase of shares* (Unaudited)	-	-	-	-	(53,848)	(5)	(21,730)	(12,857)	-	(34,593)
Recognition of stock grant plan (Unaudited)	-	-	-	-	-	-	236,628	-	-	236,628
Net loss (Unaudited)	-	-	-	-	-	-	-	(748,816)	-	(748,816)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(2,042)	(2,042)
Balance as of September 30, 2020 (Unaudited)	-	$-	-	$-	25,033,398	$2,503	$10,537,657	$(11,198,513)	$105,315	$(553,039)
* The amounts have been retroactively restated to give effect to the recapitalization transaction.
See accompanying notes to unaudited condensed consolidated financial statements

	Nine Months Ended September 30, 2020
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of December 31, 2019	314,505	$315	2,108,405	$2,108	888,184	$888	$8,811,647	$(9,767,619)	$118,859	$(833,802)
Retroactive application of recapitalization (Unaudited)	(314,505)	(315)	(2,108,405)	(2,108)	13,026,925	503	1,920	-	-	-
Adjusted balance, beginning of period (Unaudited)	-	-	-	-	13,915,109	1,392	8,813,567	(9,767,619)	118,859	(833,802)
Issuance of preferred stock* (Unaudited)	-	-	-	-	2,225,396	223	1,429,782	-	-	1,430,005
Issuance of non-vested stock awards* (Unaudited)	-	-	-	-	9,135,138	914	20,822	-	-	21,736
Repurchase of shares* (Unaudited)	-	-	-	-	(242,245)	(24)	(139,910)	(12,857)	-	(152,792)
Recognition of stock grant plan (Unaudited)	-	-	-	-	-	-	413,396	-	-	413,396
Net loss (Unaudited)	-	-	-	-	-	-	-	(1,418,037)	-	(1,418,037)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(13,544)	(13,544)
Balance as of September 30, 2020 (Unaudited)	-	$-	-	$-	25,033,398	$2,503	$10,537,657	$(11,198,513)	$105,315	$(553,039)

*	The amounts have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, (Unaudited)
	2021	2020
Net Cash used in Operating Activities	$(24,690,329)	$(1,045,004)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,658,584)	(89,123)
Advances for the acquisition of property and equipment	(1,917,856)	-
Acquisition of subsidiaries, net of cash acquired	(19,425,378)	-
Net Cash used in Investing Activities	$(24,001,818)	$(89,123)

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	141,120,851	-
Proceeds of issuance of preferred stock	-	1,430,005
Proceeds from issuance of non-vested stock awards	-	21,736
Repurchase of shares	-	(69,430)
Proceeds of issuance of common stock and paid-in capital from warrants exercise	262,177	-
State loan proceeds	113,377	-
Repayment of convertible promissory notes	-	(500,000)
Net Cash provided by Financing Activities	$141,496,405	$882,311

Net increase / (decrease) in cash and cash equivalents	$92,804,258	$(251,815)
Effect of exchange rate changes on cash and cash equivalents	(827,624)	(17,918)
Cash and cash equivalents at the beginning of the period	515,734	1,199,015
Cash and cash equivalents at the end of the period	$92,492,367	$929,283

Supplemental Cash Flow Information
Non-cash Operating Activities:
Recognition of stock grant plan	$4,078,513	$413,396

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

(a)	Overview

On February 4, 2021 (“Closing Date”), AMCI Acquisition Corp. (“AMCI”), consummated the previously announced business combination (the “Business Combination”) pursuant to that certain merger agreement (the “Agreement and Plan of Merger”), dated October 12, 2020, by and among AMCI, AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination for the stockholders of AMCI (the “Purchaser Representative”), Advent Technologies, Inc., a Delaware corporation (“Legacy Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the effective time for the Legacy Advent stockholders (the “Seller Representative”), as amended by Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 19, 2020 and December 31, 2020, respectively, by and among AMCI, Merger Sub, Sponsor, Legacy Advent, and Seller Representative. In connection with the closing of the Business Combination (the “Closing”), AMCI acquired 100% of the stock of Legacy Advent (as it existed immediately prior to the Closing) and its subsidiaries.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share ("Common Stock") issued to Legacy Advent's stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Advent Preferred Stock (“Preferred Series A” and “Preferred Series Seed”) and Legacy Advent common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of changes in stockholders' equity / (deficit) for the issuances of Legacy Advent's Preferred Stock, were also retroactively converted to Legacy Advent common stock. (Note 3).

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

On June 25, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”) to acquire (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES” and together with SerEnergy, the “Target Companies”) together with certain outstanding shareholder loan receivables. See Note 3 “Business Combination” accompanying the unaudited condensed consolidated financial statements for additional information.

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

For significant acquisitions, the Company obtains independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed liabilities. The Company analyzes each acquisition individually and all acquisitions within each reporting period in aggregate to determine if those are material acquisitions in the context of ASC 805-10-50.

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

As a result of the Business Combination, the Company assumed a warrant liability (the "Warrant Liability") related to previously issued 3,940,278 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, originally sold to AMCI Sponsor LLC (the “Sponsor”) in a private placement consummated in connection with AMCI’s Initial Public Offering (the “Private Placement Warrants”) and the 400,000 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, converted from the Sponsor’s non-interest bearing loan to the Company of $400,000 in connection with the closing of the Business Combination (the “Working Capital Warrants”) (Note 12). The Private Placement Warrants and the Working Capital Warrants have substantially the same terms as the 22,029,279 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, issued by AMCI in its Initial Public Offering (the “Public Warrants”).

The Warrant Liability is remeasured to its fair value at each reporting period and upon settlement. The change in fair value is recognized in revaluation of warrant liability on the consolidated statements of operations. The change in fair value of the warrant liability is as follows:

Warrant Liability
Estimated fair value at February 4, 2021	$33,116,321
Change in estimated fair value	$(15,833,334)
Estimated fair value at September 30, 2021	$17,282,987

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement date September 30, 2021:

Stock price	$8.70
Exercise price (strike price)	$11.50
Risk-free interest rate	0.83%
Volatility	67.30%
Remaining term (in years)	4.34

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

(d)	Earnings / (Loss) Per Share

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the nine months ended September 30, 2021:
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

Effective on August 31, 2021, pursuant to the previously announced Share Purchase Agreement (the “Purchase Agreement”), dated as of June 25, 2021, by and between Advent Technologies Holdings Inc. (the “Buyer”) and F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”), the Company acquired (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES” and together with SerEnergy, the “Target Companies”) together with certain outstanding shareholder loan receivables. The shareholder loans became intercompany at closing and were eliminated in consolidation.

The Company has assessed provisions in ASC 805 and concluded that the SerEnergy and FES acquisition should be accounted as an acquisition of a business. The Company evaluated whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets and concluded that it is not. Since the “substantially all” threshold is not met, the Company further assessed whether the set acquired includes an input and a substantive process that together significantly contribute to the ability to create outputs. Following its assessment, the Company concluded that the minimum requirements to define SerEnergy and FES as a business are met.

The results of the SerEnergy’s and FES’s operations have been included in the unaudited condensed consolidated financial statements since the acquisition date.

The revenues associated to SerEnergy and FES for the one-month period ended September 30, 2021 (acquisition date to September 30, 2021) was $791,626. The net loss associated to SerEnergy and FES for the one-month period ended September 30, 2021 (acquisition date to September 30, 2021) was $834,944.

If the acquisition had been consummated as of January 1, 2020, the Company’s pro-forma revenues and net loss for the nine months ended September 30, 2021 would have been $13.1 million and $(20.3) million, respectively, and for the nine months ended September 30, 2020 would have been $2.4 million and $(11.6) million, respectively. Similarly, pro-forma revenues and net loss for the three months ended September 30, 2021 would have been $3.9 million and $(13.1) million, respectively, and for the three months ended September 30, 2020 would have been $0.5 million and $(2.5) million, respectively. The unaudited pro forma results are for comparative purposes only and do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred at the beginning of the period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

Pursuant to the Purchase Agreement, the Company acquired SerEnergy and FES, the fuel cell systems business of fischer Group. SerEnergy is a leading manufacturer of high-temperature polymer electrolyte membrane HT-PEM fuel cells and operates facilities in Aalborg, Denmark and in Manila, Philippines. FES operates in Achern, Germany and provides fuel-cell stack assembly and testing as well as the production of critical fuel cell components, including membrane electrode assemblies, bipolar plates and reformers.

As consideration for the transactions contemplated by the Purchase Agreement, the Company paid to the Seller $17,869,309 (€15,000,000) in cash (the “Cash Consideration”) and on August 31, 2021, the Company issued to the Seller 5,124,846 shares of common stock of the Company with a par value $0.0001 per share (the “Share Consideration”). The Share Consideration was capped to shares representing 9.999% of the Company’s common stock outstanding as of the completion (taking into account the common stock issued as Share Consideration, the “Cap”). An additional amount of $4,366,802, representing cash on the balance sheet of the acquired businesses at closing, will be paid to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES and is included in “Other current liabilities” (Note 10).

Transaction costs amounted to $889,716 and have been expensed in the condensed consolidated statement of operations under the caption “Administrative and selling expenses” in the accompanying condensed consolidated statement of operations.

Assets and liabilities at acquisition

The assets acquired and liabilities assumed at the date of acquisition were as follows:

Current assets
Cash and cash equivalents	$4,366,802
Other current assets	10,454,864
Total current assets	$14,821,665
Non-current assets	5,434,180
Total assets	$20,255,845

Current liabilities	5,818,170
Non-current liabilities	1,179,618
Total liabilities	$6,997,788

Net assets acquired	$13,258,057

Goodwill arising on acquisition

Cost of investment
Cash consideration	$22,236,111
Share consideration	37,923,860
Total cost of investment	60,159,971
Less: Net assets value	13,258,057
Original excess purchase price	$46,901,914
Fair value adjustments
Real Property	76,000
New intangibles:
Patents	17,275,000
Process know-how (IPR&D)	2,599,000
Order backlog	247,000
Total intangibles acquired	$20,121,000
Deferred tax liability arising from the recognition of intangibles and real property valuation	(4,444,000)
Deferred tax assets on tax losses carried forward	1,915,000
Remaining Goodwill	$29,233,914

The fair value of the assets acquired and liabilities assumed was based on a Purchase Price Allocation of SerEnergy and FES conducted by an independent third party.

The acquired businesses specialize in the manufacturing of hydrogen fuel cell systems and align with Advent’s ability to provide clean power in the stationary, remote, portable and off-grid markets under the “Any Fuel. Anywhere.” value proposition. The Company’s ability to deliver hydrogen through liquid fuels allows it to have immediate market opportunity today, without having to wait for the global hydrogen infrastructure to develop. The acquisitions also accelerate the Company’s strategy to cover the full vertical supply chain with its products and puts the Company in a competitive position to deliver reliable, efficient and cost-effective fuel cell systems with a new product portfolio of the latest high temperature-PEM fuel cells covering a range of 25W to 90kW systems. The acquisitions also make Advent a leading manufacturer of high temperature fuel cells across Europe and Asia. Expanding the business in Europe and Asia is a strategic move and allows the Company to have well-placed production capabilities and market penetration.

Included in goodwill is the value of assembled workforce, which under FASB ASC topic 805, does not meet either the contractual-legal or the separability criterion in order to be separately valued as an intangible asset. As part of the acquisition, the Company acquired fully trained personnel thereby avoiding the expenditure that would have been required to hire and train equivalent personnel. The assembled workforce included in goodwill was valued at $2.4 million applying the cost approach.

Goodwill is not expected to be deductible for tax purposes.

Intangible assets

The intangible assets recognized on the acquisition of SerEnergy and FES are as follows:

Patents
Two groups of patents are assumed to be the most significant drivers of future cash flows. The patents relate to improvements in gaskets, bipolar plates and cooling plates for fuel cells. The fair value of patents was determined by applying the multi-period excess earnings method which is an income approach. The discount rate used for the valuation of patents was 7.2%. Patents are amortized over 10 years since management assumes, that these groups of patents will continue to drive cash flows for 10 years, after which new patents will be of more relevance.

Process know-how (IPR&D)
SerEnergy and FES are currently developing cost reduction initiatives (unpatented know-how) related to membrane electrode assembly, bipolar plates, gaskets, burner/reformer and electronics. This IPR&D is evaluated as a significant asset for the business as it will allow significant cost reduction leading to higher profits in the future. These cost reductions are expected to be introduced beginning in 2022. The multi-period excess earnings method was applied to calculate the fair value of this asset. The discount rate used for the valuation of IPR&D was 10.1%. IPR&D is amortized over its useful life of 6 years, being the average timespan of a generation of fuel cell modules.

Order backlogs
Order backlogs recognized are in respect of two main customers of SerEnergy. The assessment of this asset was based on the total amount of order backlog attributable to these customers. The fair value was determined applying the income approach. Resulting cash flows after tax were discounted to present value by a minimal discount rate as the backlog’s timespan is less than a year.

4.	Related party disclosures:

The amounts included in the accompanying consolidated balance sheets and consolidated statements of operations are as follows:

	September 30, 2021 (Unaudited)	December 31, 2020
Due to related parties	Unpaid compensation cost	Unpaid compensation cost
Vassilios Gregoriou	$-	$613,971
Emory Sayre De Castro	-	425,528
Christos Kaskavelis	-	75,160
Charalampos Antoniou	30,000	-
Total	$30,000	$1,114,659

	September 30, 2021 (Unaudited)	December 31, 2020
Due from related parties	Prepayment	Prepayment
Charalampos Antoniou	$-	$67,781
Total	$-	$67,781

The outstanding balances as of December 31, 2020 due to/from the Company’s executives and officers relating to unpaid compensation and prepaid services were settled during the first quarter of 2021.

The Company executives, Vassilios Gregoriou, Christos Kaskavelis, Emory Sayre De Castro, James Coffey and William Hunter, each received a signing bonus and transaction bonus upon the consummation of the merger in an aggregate amount of $5.6 million, which is included in administrative and selling expenses in the statement of operations for the nine months period ended September 30, 2021.

5.	Inventories:

Inventories consist of the following:

	September 30, 2021 (Unaudited)	December 31, 2020
Raw materials and supplies	$5,598,574	$107,939
Total	$5,598,574	$107,939

6.	Prepaid expenses and other current assets:

Prepaid expenses and other current assets are analyzed as follows:

	September 30, 2021 (Unaudited)	December 31, 2020
VAT receivable	$826,973	$259,831
Grants receivable	597,155	95,064
Other current assets	520,007	140,126
Prepaid expenses	1,822,962	1,724
Total	$3,767,096	$496,745

Prepaid expenses as of September 30, 2021 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

7.	Property and equipment, net:

During the nine-month period ended September 30, 2021, additions to property, plant and equipment of $2.7 million include leasehold improvements, machinery, office and other equipment. Additionally, upon acquisition of UltraCell LLC, the Company acquired property and equipment with a net book value of $0.01 million. Upon acquisition of SerEnergy and FES, the Company acquired property and equipment with a net book value of $5.4 million. There are no collaterals or other commitments on the Company’s property and equipment.

8.	Other non-current assets:

Other non-current assets as of  September 30, 2021 include mainly advances to suppliers for the acquisition of fixed assets of $1,917,856 and guarantees paid as a security for the rental of premises of $167,626.

9.	Trade and other payables:

	September 30, 2021 (Unaudited)	December 31, 2020
Trade payables and other payables	$5,522,624	$881,394
Total	$5,522,624	$881,394

Trade payables include balances of suppliers and consulting service providers. Other payables include $1.8 million for executive severance as of September 30, 2021.

10.	Other current liabilities:

Other current liabilities are analyzed as follows:

	September 30, 2021 (Unaudited)	December 31, 2020
Accrued expenses for legal and consulting fees	$1,110,587	$814,965
Other accruals and short-term payables	6,485,032	89,414
Total	$7,595,619	$904,379

Other accruals and short-term payables as of September 30, 2021 include an amount of $4,366,802, which is payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES, as discussed in Note 3(c). Other accruals and short-term payables as of September 30, 2021 also include an amount of $127,104, being the current portion of the accrued warranty reserve discussed in Note 11.

11.	Other long-term liabilities:

Other long-term liabilities as of September 30, 2021 mainly include an amount of $940,972, being the non-current portion of a total accrued warranty reserve of $1,068,076. We accrue a warranty reserve of 8% of the sale price of the fuel cells sold. Warranty reserve is released when repairs or replacements are carried out in relation to items under warranties or when the warranty period for the fuel cell expires. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Other current liabilities (Note 10), while the remaining balance is included within Other long-term liabilities on the consolidated balance sheets.

12.	Private Placement Warrants and Working Capital Warrants:

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

As of September 30, 2021, the Company had 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of September 30, 2021, the Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

13.	Stockholders’ Equity / (Deficit):

Shares Authorized

As of September 30, 2021, the Company had authorized a total of 111,000,000 shares for issuance with 110,000,000 shares designated as common stock, par value $0.0001 per share and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

On April 9, 2021, 22,798 common shares were issued in connection with the exercise of public warrants discussed below.

On August 31, 2021, 5,124,846 common shares were issued in connection with the share consideration for the acquisition of SerEnergy and FES discussed in Note 3(c).

As of September 30, 2021, the Company’s issued and outstanding common shares were 51,253,591.

Public Warrants

In connection with the Business Combination, the Company has assumed Public Warrants issued upon AMCI’s Initial Public Offering.

As of March 31, 2021, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50. These exercises generated $262,177 additional proceeds to the Company and increased our shares outstanding by 22,798 shares. Following these exercises, as of September 30, 2021, the Company’s Public Warrants amounted to 22,029,279.

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

Stock Options

Pursuant to and subject to the terms of the 2021 Equity Incentive Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of Stock set forth in each agreement with an exercise price equal to the market price of Company’s stock at the date of grant. Stock options have been granted as follows:

Grant date	Number of shares	Strike price
June 11, 2021	1,959,500	$10.36
August 24, 2021	230,529	$7.62
August 31, 2021	457,133	$7.40

The Stock Options are granted to each Participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company has recognized compensation cost of $1,218,532 in respect of Stock Options granted, which is included in administrative and selling expenses in the statement of operations for the nine months ended September 30, 2021. The Company has also a policy of accounting for forfeitures when they occur.

The following table presents the assumptions used to estimate the fair value of the stock options as of the Grant Date:

	Assumptions
	Stock options granted on June 11, 2021	Stock options granted on August 24, 2021	Stock options granted on August 31, 2021
Expected volatility	50.0%	60.7%	65.7%
Risk-free rate	1.0%	1.0%	1.0%
Time to maturity	6.075 years	6.25 years	6.25 years

The following table summarizes the activities for our unvested stock options for the nine months ended September 30, 2021:

	Unvested Shares
	Number of Shares	Grant Date Fair Value
Unvested as of December 31, 2020	-	$
Granted on June 11, 2021	1,959,500		$5.04
Granted on August 24, 2021	230,529		$4.32
Granted on August 31, 2021	457,133		$4.45
Unvested as of September 30, 2021	2,647,162

As of September 30, 2021, there was $11.7 million of unrecognized compensation cost related to unvested stock options. This amount is expected to be recognized over the remaining vesting period of stock options.

Restricted Stock Units

Pursuant to and subject to the terms of the 2021 Equity Incentive Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the Grant Date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of Stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within 1 year and Restricted Stock Unit Agreements that vest on a graded basis over four years.  The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company has recognized compensation cost of $2,790,176 in respect of RSUs, which is included in administrative and selling expenses in the statement of operations for the nine months ended September 30, 2021. The Company has also a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested restricted stock units ("RSUs") for the nine months ended September 30, 2021:

	Unvested Restricted Stock Units
	Number of Shares	Grant Date Fair Value
Unvested as of December 31, 2020	-
Granted on June 11, 2021	2,036,716	$10.36
Granted on August 24, 2021	230,529	$7.62
Granted on August 31, 2021	457,122	$7.40
Unvested as of September 30, 2021	2,724,367

As of September 30, 2021, there was $23.4 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

Stock Grant Plans

On March 26, 2020, the Company’s Board of Directors and shareholders approved the 2018-2020 Stock Grant Plan (the “2018-2020 Plan”) to reward certain employees and directors of the Company. The maximum aggregate number of shares that was able to be issued under the Plan was 1,280,199 common shares. The Company entered into separate Restricted Stock Award Agreements with each participant according to which awards for 1,280,199 shares of common stock were granted with a purchase price of $0.01 per share. Under the Plan, if the employee ceased to be employed with the Company for any reason prior to December 31, 2020, the Company had a limited repurchase period to repurchase the granted shares at a price of $0.01 per share. If the Company did not exercise such repurchase option and unless the Company declined in writing to exercise its repurchase option prior to such time, the repurchase option was automatically deemed exercised at the end of the repurchase window. This limited repurchase right lapsed upon the occurrence of a liquidation event. The repurchase feature was deemed equivalent to a forfeiture (vesting) provision. The shares vested over a period ending December 31, 2020. The stock-based compensation was recognized to administrative and selling expenses over the vesting period and based on the fair value of the shares on the grant date.

As of September 9, 2020, the Company’s Board of Directors and shareholders approved the 2020-2023 Stock Grant Plan (the “2020-2023 Plan”) to reward certain employees and directors of the Company. The maximum aggregate number of shares that was able to be issued under this plan was 893,503 common shares. The Company entered into separate Restricted Stock Award Agreements with each participant according to which awards for 893,503 shares of common stock were granted with a purchase price of $0.01 per share. If the Company did not exercise such repurchase option and unless the Company declined in writing to exercise its repurchase option prior to such time, the repurchase option was automatically deemed exercised at the end of the repurchase window. This limited repurchase right lapsed upon the occurrence of a liquidation event. The repurchase feature was deemed equivalent to a forfeiture (vesting) provision. The shares vested over a period ending December 31, 2020. The stock-based compensation was recognized to administrative and selling expenses over the vesting period and based on the fair value of the shares on the grant date.

The Company recognized compensation cost of $413,396 in respect of the Restricted Stock Awards granted, which is included in administrative and selling expenses in the statement of operations for the nine months ended September 30, 2020.

The following table summarizes the activities for our unvested restricted stock awards for the nine months ended September 30, 2020:

	Unvested Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested as of December 31, 2019	-	$-
Granted	2,173,702	$0.40
Unvested as of September 30, 2020	2,173,702	$0.40

As of September 30, 2020, there was $0.2 million of unrecognized compensation cost related to unvested restricted stock awards granted under the 2018-2020 Plan and $0.3 million of unrecognized compensation cost related to unvested restricted stock awards granted under the 2020-2023 Plan. The amount of $0.5 million, in aggregate from both plans, was recognized through December 31, 2020.

14.	Revenue, net:

Revenue, net is analyzed as follows:

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2021	2020	2021	2020
Sales of goods	$1,673,998	$225,412	$4,166,754	$526,032
Total revenue from contracts with customers	$1,673,998	$225,412	$4,166,754	$526,032

As of September 30, 2021 and December 31, 2020 contract assets were $936,259 and $85,930, respectively. Also, the Company has recognized contract liabilities of $28,832 and $167,761 as of September 30, 2021 and December 31, 2020, respectively.

15.	Fair value measurement:

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, due from/to related parties, other current liabilities and income tax payable approximate their respective fair values due to the short maturity of these instruments.

16.	Income Taxes

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

17.	Commitments and contingencies:

17.1	Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2021.

17.2	Guarantee letters

The Company has contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of September 30, 2021, issued letters of guarantee amount to $2,776,164.

17.3	Operating Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as Tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as Landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $456,095. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $114,023 which is included in Other non-current assets.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1,498,070. The lease has a term of eight years and five months, with an option to extend for five years, and is expected to commence in May 2022. The Company is obliged to provide security in the form of a security deposit in the amount of $750,000 before commencement of the lease.

On August 31, 2021, the Company through its wholly owned subsidiary, FES, entered into a lease agreement by and among the Company, in its capacity as lessee, and fischer group SE & Co. KG, having its registered seat in Achern, in its capacity as lessor.  The lease provides for the rental by the Company of office space, workspace and outdoor laboratory at 77855 Achern, Im Gewerbegebiet 7 for use by FES.  Under the terms of the lease, the Company leases 1,017 square feet at a monthly basic rate of Euros 7,768 plus VAT. The Company provided security in the form of a parent guarantee for a maximum amount of Euro 30,000.

Additionally, the Company’s subsidiaries Advent Technologies S.A. and UltraCell LLC have in place rental agreements for the lease of office and factory spaces.

18.	Net income / (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

The following table sets forth the computation of the basic and diluted net income / (loss) per share for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020.

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2021	2020	2021	2020
Numerator:
Net loss	$(11,279,722)	$(748,816)	$(11,517,360)	$(1,418,037)
Denominator:
Basic weighted average number of shares	48,325,164	23,182,817	43,982,039	21,180,639

Diluted weighted average number of shares	48,325,164	23,182,817	43,982,039	21,180,639
Net loss per share:
Basic	$(0.23)	$(0.03)	$(0.26)	$(0.07)
Diluted	$(0.23)	$(0.03)	$(0.26)	$(0.07)

Basic net income / (loss) per share is computed by dividing net income / (loss) for the periods presented by the weighted-average number of common shares outstanding during these periods.

Diluted net income /(loss) per share is computed by dividing the net income / (loss), by the weighted average number of common shares outstanding for the periods, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the Public Warrants, Private Placements Warrants, Working Capital Warrants, Stock Options and Restricted Stock Units. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

As the Company incurred losses for the three month and nine month periods ended September 30, 2021 and 2020, the effect of including any potential common shares in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

19.	Subsequent Events

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 (the “Original Annual Report”), as amended by Amendment No. 1 to Form 10-K, filed with the SEC on May 20, 2021 (as so amended, the “2020 Annual Report”), our quarterly reports on Form 10-Q for the three months ended March 31, 2021, filed with the SEC on May 20, 2021 (the “First Quarter Report”) and for the six months ended June 30, 2021, filed with the SEC on August 12, 2021, our Current Report on Form 8-K, as filed with the SEC on February 9, 2021 as further amended by Amendment No. 2 to Form 8-K, filed with the SEC on March 26, 2021 (“Amendment No. 2”) and as further amended by Amendment No 3 to Form 8-K, filed with the SEC on May 20, 2021 (“Amendment No. 3,” and, the Original Form 8-K, as so amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, the “Super Form 8-K”).

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

This MD&A generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. As used in this MD&A, unless the context indicates otherwise, the financial information and data relating to the three and nine months ended September 30, 2020 are those of Advent Technologies, Inc. and its subsidiaries, the financial information and data for the three months ended September 30, 2021 are those of Advent Technologies Holdings, Inc., and the financial information and data relating to the nine months ended September 30, 2021 are those of Advent Technologies, Inc. and its subsidiaries for the period prior to the Closing and are those of Advent Technologies Holdings, Inc. for the period subsequent to the Closing. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

Overview
Advent is an advanced materials and technology development company operating in the fuel cell and hydrogen technology space. Advent develops, manufactures and assembles the critical components that determine the performance of hydrogen fuel cells and other energy systems. Advent’s core product offerings are full fuel cell systems and the Membrane Electrode Assembly (MEA) at the center of the fuel cell. The Advent MEA, which derives its key benefits from the properties of Advent’s engineered membrane technology, enables a more robust, longer-lasting and ultimately lower-cost fuel cell product.

To date, Advent’s principal operations have been to develop and manufacture MEAs, and to design fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets. Advent has its headquarters in Boston, Massachusetts, a product development facility in Livermore, California, and production facilities in Greece, Denmark, Germany and Philippines. In 2022, Advent anticipates opening its new research and development and manufacturing facility at Hood Park in Charlestown, Massachusetts.

The majority of Advent’s current revenue derives from the sale of fuel cell systems and MEAs, as well as the sale of membranes and electrodes for specific applications in the iron flow battery and cellphone markets, respectively. While fuel cell systems and MEA sales and associated revenues are expected to provide the majority of Advent’s future income, both of these markets remain commercially viable and have the potential to generate material future revenues based on Advent’s existing customers. Advent has also secured grant funding for a range of projects from research agencies and other organizations. Advent expects to continue to be eligible for grant funding based on its product development activities over the foreseeable future.

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

Additionally, Advent anticipates that its revenue, capital and operating expenditures will increase significantly in connection with its ongoing activities following the Business Combination, as Advent expects to:

•	Expand U.S.-based operations to increase capacity for product testing, development projects and associated research and development activities;

•	Expand production facilities to increase and automate assembly and production of fuel cell systems and MEAs;

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

Business Developments

Share Purchase Agreement

On August 31, 2021, pursuant to the Share Purchase Agreement (the “Purchase Agreement”), dated as of June 25, 2021, by and between Advent Technologies Holdings, Inc. (the “Company” or the “Buyer”) and F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”), the Company acquired (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES” and together with SerEnergy, the “Target Companies”), together with certain outstanding shareholder loan receivables. As consideration for the transactions contemplated by the Purchase Agreement, on the Closing Date, the Company paid to the Seller €15,000,000 in cash and on August 31, 2021, the Company issued to the Seller 5,124,846 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”). From the respective acquisition, $29.2 million has been recognized as Goodwill to the consolidated Balance Sheet.

Pursuant to the Purchase Agreement, the Company acquired SerEnergy and FES, the fuel cell systems business of fischer Group. SerEnergy is a leading manufacturer of methanol-powered high-temperature polymer electrolyte membrane (“HT-PEM”) fuel cells and operates facilities in Aalborg, Denmark and in Manila, Philippines. FES provides fuel-cell stack assembly and testing as well as the production of critical fuel cell components of the SerEnergy HT-PEM fuel cells, including membrane electrode assemblies, bipolar plates and reformers. FES operates a facility on fischer Group’s campus in Achern, Germany, and Advent agreed to lease that respective portion of the facility at the closing of the Acquisition.

Announced Projects White Dragon & Green HiPo (4.65GW Green Hydrogen & 400MW Fuel Cells), approved by Greek Government and submitted to EU

On September 7, 2021, Advent announced that two Greek Important Projects of Common European Interest (“IPCEI”) had been approved by the Greek Minister of Development and Investments and the Greek Minister of Environment, Energy, and Climate Change. The programs submitted by Advent and the White Dragon consortium of companies aspire to replace Greece’s largest coal-fired plants with renewable solar energy parks, which will be supported by green hydrogen production (4.65GW), and fuel cell heat and power production (400MW). The projects are part of the "Hydrogen Technologies" IPCEI and will now move towards approval at the European Union ("EU") level. As a next step, Advent will demonstrate before the European Commission the economic, environmental, financial, social, and technical feasibility of the projects and the positive spillover effects to the European economy and society. Advent hopes to receive final notification from the European Commission by mid-2022. If approved, the Company will be the technology partner for an €8 billion project.

Collaboration with the DOE

The efforts with the constellation of Department of Energy National Laboratories (Los Alamos National Laboratory, LANL; Brookhaven National Laboratory, BNL; National Renewable Energy Laboratory, NREL) continue to gain momentum. This group of leading scientists and engineers is working closely with Advent’s development and manufacturing teams and are furthering the understanding of breakthrough materials that will advance HT-PEM fuel cells.  This next generation HT-PEM is well suited for heavy duty transportation, marine, and aeronautical applications, as well as delivering benefits in cost and lifetime for stationary power systems used in telecom and other remote power markets.

Advent Launches New Product Line, M-ZERØ™ Fuel Cells, to Significantly cut Methane Emissions in North America

The Advent M-ZERØ™ products, designed specifically to generate power in remote environments, will offer the ability to drop methane emissions to effectively zero where they replace methane polluting pneumatic injection technology. M-ZERØ™ will initially be deployed mainly in Canada and the United States with the ultimate goal of providing remote power to up to 185,000 oil and gas wellheads.

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

Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as Tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as Landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $456,095. The term of the lease is for five years (unless terminated as provided in the lease). The Company provided security in the form of a security deposit in the amount of $114,023.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1,498,070. The lease has a term of eight years and five months, with an option to extend for five years and is expected to commence in May 2022.  The Company is obliged to provide security in the form of a security deposit in the amount of $750,000, upon commencement of the lease.

On August 31, 2021, the Company through its wholly owned subsidiary, FES, entered into a lease agreement by and among the Company, in its capacity as lessee, and fischer group SE & Co. KG, having its registered seat in Achern, in its capacity as lessor.  The lease provides for the rental by the Company of office space, workspace and outdoor laboratory at 77855 Achern, Im Gewerbegebiet 7 for use by FES.  Under the terms of the lease, the Company leases 1,017 square feet at a monthly basic rate of Euros 7,768 plus VAT. The lessor shall grant the lessee an option right to extend the lease by another five (5) years at the terms and conditions of the lease agreement (option term).  The option right shall be exercised by written declaration of the Lessee, which must be delivered to the lessor not later than ninety days prior to the expiration of the fixed term.  The lessee is entitled to terminate the lease early (even during fixed lease term or option term), to the end of each calendar quarter with a notice period of four (4) months. The lessee obliged to furnish security to the lessor upon occupying the leased premises.  The Company provided security in the form of a parent guarantee for a maximum amount of Euro 30,000.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of September 30, 2021, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Components of Results of Operations

Revenue, net

Revenues consist of sales of goods (MEAs, membranes, fuel cell stacks, fuel cell systems and electrodes).  Advent expects revenues to increase materially and be weighted towards fuel cell systems and MEA sales over time, in line with the projected increase in MEA production in response to customer demand.

Cost of Revenues

Cost of revenues consists of consumables, raw materials, processing costs and direct labor costs associated with the assembly and manufacture of MEAs, membranes, fuel cell stacks and systems and electrodes. Advent expects cost of revenues to increase substantially in line with increased production.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $15.8 million for the nine months ended September 30, 2021 represents the change in fair value of the Private Placement Warrants and Working Capital Warrants from February 4, 2021 to September 30, 2021.

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

Amortization of intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell is the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years, for which amortization expense of $(0.3) million has been recognized for the period from the acquisition date of UltraCell to September 30, 2021.

The intangible assets of $20.1 million recognized on the acquisition of SerEnergy and FES are the Patents amounting to $17.3 million, the Process know-how (IPR&D) amounting to $2.6 million and the Order backlog amounting to $0.2 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year.  Amortization expense of $(0.2) million has been recognized in relation to these intangibles for the period from the acquisition date of SerEnergy and FES to September 30, 2021.

Income tax
Income tax amounting to $0.05 million for the nine months ended September 30, 2021 mainly relates to deferred income tax in respect to the intangible assets recognized upon the acquisition of SerEnergy and FES.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2021 and 2020, and the changes between periods.

	Three months ended September 30, (Unaudited)
	2021	2020	$ change	% change
Revenue, net	$1,673,998	$225,412	$1,448,586	642.6%
Cost of revenues	(1,645,781)	(90,477)	(1,555,304)	1719.0%
Gross profit / (loss)	28,217	134,934	(106,717)	(79.1)%
Income from grants	507,606	16,076	491,530	3057.6%
Research and development expenses	(893,215)	(37,640)	(855,575)	2273.0%
Administrative and selling expenses	(13,040,649)	(886,629)	(12,154,020)	1370.8%
Amortization of intangibles	(309,734)	-	(309,734)	N/A
Operating loss	(13,707,773)	(773,258)	(12,934,515)	1672.7%
Finance costs	(13,542)	(1,712)	(11,831)	691.1%
Fair value change of warrant liability	2,421,874	-	2,421,874	N/A
Foreign exchange differences, net	(15,256)	(8,005)	(7,251)	90.6%
Other income / (expenses), net	(15,960)	31,058	(47,017)	(151.4)%
Loss before income tax	(11,330,657)	(751,917)	(10,578,740)	1406.9%
Income tax	50,935	3,101	47,834	1542.5%
Net loss	$(11,279,722)	$(748,816)	$(10,530,905)	1406.3%
Net loss per share
Basic loss per share	(0.23)	(0.03)	(0.20)	N/A
Basic weighted average number of shares	48,325,164	23,182,817	N/A	N/A
Diluted loss per share	(0.23)	(0.03)	(0.20)	N/A
Diluted weighted average number of shares	48,325,164	23,182,817	N/A	N/A

Revenue, net

Our total revenue from product sales increased by approximately $1.4 million or 642.6% from approximately $0.2 million in the three months ended September 30, 2020 to approximately $1.7 million in the three months ended September 30, 2021. The increase in revenue was related to a) increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products, b) revenue from UltraCell’s operations (acquired on February 19, 2021) and c) revenue from SerEnergy and FES’s operations (acquired on August 31, 2021).

Cost of Revenues

Cost of revenues increased by approximately $1.5 million from approximately $0.1 million in the three months ended September 30, 2020 to approximately $1.6 million in the three months ended September 30, 2021. The increase in cost of revenues was directly related to the increased revenues and the requirement for increased production of MEAs and fuel cell systems to satisfy customer demand, as well as, cost of revenues attributed to UltraCell’s, SerEnergy’s and FES’s operations.

Gross profit, which is revenue, net minus the cost of revenue, decreased to $0.03 million in the three months ended September 30, 2021 from $0.1 million for the three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses were approximately $0.9 million in the three months ended September 30, 2021, primarily related to the Company’s cooperative research and development agreement with the U.S. Department of Energy, as well as the research and development costs of SerEnergy and FES in the month of September.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $13.0 million in the three months ended September 30, 2021, and $0.9 million in the three months ended September 30, 2020. The increase was primarily due to the increased number of employees from period to period in the Greece and Boston offices, as well as the recognition of stock-based compensation expense of $3.4 million in the three months ended September 2021, costs related to the acquisition of SerEnergy/FES and a non-recurring $2.4 million charge for executive severance.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $2.4 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants during the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

The following table sets forth a summary of our consolidated results of operations and consolidated results of cash flows for the nine months ended September 30, 2021 and 2020, and the changes between periods.

	Nine months ended September 30, (Unaudited)
	2021	2020	$ change	% change
Revenue, net	$4,166,754	$526,032	$3,640,722	692.1%
Cost of revenues	(2,662,476)	(374,430)	(2,288,046)	611.1%
Gross profit	1,504,278	151,602	1,352,677	892.3%
Income from grants	631,787	159,182	472,606	296.9%
Research and development expenses	(1,561,049)	(81,273)	(1,479,776)	1,820.7%
Administrative and selling expenses	(27,558,242)	(1,641,063)	(25,917,179)	1,579.3%
Amortization of intangibles	(467,447)	-	(467,447)	N/A
Operating loss	(27,450,672)	(1,411,552)	(26,039,120)	1,844.7%
Finance costs	(26,961)	(4,749)	(22,212)	467.7%
Fair value change of warrant liability	15,833,334	-	15,833,334	N/A
Foreign exchange differences, net	(2,141)	(26,584)	24,443	(91.9)%
Other income / (expenses), net	78,146	24,848	53,298	214.5%
Loss before income tax	(11,568,294)	(1,418,037)	(10,150,257)	715.8%
Income tax	50,935	-	50,935	N/A
Net loss	$(11,517,359)	$(1,418,037)	$(10,099,322)	712.2%
Net loss per share
Basic loss per share	(0.26)	(0.07)	(0.19)	N/A
Basic weighted average number of shares	43,982,039	21,180,639	N/A	N/A
Diluted loss per share	(0.26)	(0.07)	(0.19)	N/A
Diluted weighted average number of shares	43,982,039	21,180,639	N/A	N/A

	Nine months ended September 30, (Unaudited)
	2021	2020	$ change	% change
Net Cash used in Operating Activities	$(24,690,329)	$(1,045,004)	$(23,645,325)	2,262.7%

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,658,584)	(89,123)	(2,569,463)	2,883.1%
Advances for the acquisition of property and equipment	(1,917,856)	-	(1,917,856)	N/A
Acquisition of a subsidiary, net of cash acquired	(19,425,378)	-	(19,425,378)	N/A
Net Cash used in Investing Activities	$(24,001,818)	$(89,123)	$(23,912,697)	26,831.2%

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	141,120,851	-	141,120,851	N/A
Proceeds of issuance of preferred stock	-	1,430,005	(1,430,005)	(100.0)%
Proceeds from issuance of non-vested stock awards	-	21,736	(21,736)	(100.0)%
Repurchase of shares	-	(69,430)	69,430	(100.0)%
Proceeds of issuance of common stock and paid-in capital from warrants exercise	262,177	-	262,177	N/A
State loan proceeds	113,377	-	113,377	N/A
Repayment of convertible promissory notes	-	(500,000)	500,000	(100.0)%
Net Cash provided by Financing Activities	$141,496,405	$882,311	$140,614,094	15,937.0%

Net increase in cash and cash equivalents	$92,804,258	$(251,815)	$93,056,072	(36,954.1)%
Effect of exchange rate changes on cash and cash equivalents	(827,624)	(17,918)	(809,707)	4,519.1%
Cash and cash equivalents at the beginning of the period	515,734	1,199,015	(683,281)	(57.0)%
Cash and cash equivalents at the end of the period	$92,492,367	$929,283	$91,563,084	9,853.1%

Revenue, net

Our total revenue from product sales increased by approximately $3.6 million or 692.1% from approximately $0.5 million in the nine months ended September 30, 2020 to approximately $4.2 million in the nine months ended September 30, 2021. The increase in revenue was related to a) increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products, b) revenue from UltraCell’s operations (acquired on February 19, 2021) and c) revenue from SerEnergy’s and FES’s operations (acquired on August 31, 2021).

Cost of Revenues

Cost of revenues increased by approximately $2.3 million from approximately $0.4 million in the nine months ended September 30, 2020 to approximately $2.7 million in the nine months ended September 30, 2021. The increase in cost of revenues was directly related to the increased revenues and the requirement for increased production of MEAs and fuel cell systems to satisfy customer demand, as well as, cost of revenues attributed to UltraCell’s, SerEnergy’s and FES’s operations.

Gross profit, which is revenue, net minus the cost of revenue, increased to $1.5 million in the nine months ended September 30, 2021 from $0.2 million in the nine months ended September 30, 2020.

Research and Development Expenses

Research and development expenses were approximately $1.6 million in the nine months ended September 30, 2021, primarily related to the Company’s cooperative research and development agreement with the U.S. Department of Energy, as well as the research and development costs at SerEnergy and FES in the month of September.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $27.6 million in the nine months ended September 30, 2021, and $1.6 million in the nine months ended September 30, 2020. The increase was primarily due to one-time transaction costs following the Business Combination amounting to $5.9 million, the increased personnel in the Greece and Boston offices, the recognition of stock-based compensation expense amounting to $4.1 million, costs related to the acquisition of SerEnergy/FES and a non-recurring $2.4 million charge for executive severance.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $15.8 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants from February 4, 2021 to September 30, 2021.

Liquidity and Capital Resources

As of the date of this filing of the Quarterly Report on Form 10-Q, Advent’s existing cash resources and projected cash flows are anticipated to be sufficient to support planned operations for the next 12 months after the date hereof.  This is based on the amount of cash we raised in the Business Combination and projected results over the next 12 months.

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

Net cash used in operating activities was approximately $(24.7) million for the nine months ended September 30, 2021, which related to outflows in connection with one-time transaction costs, administrative and selling expenses and costs associated with insurances services and other consulting services.

Net cash used in operating activities was approximately $(1.0) million for the nine months ended September 30, 2020, mainly related to payments to suppliers, net of receipts from customers.

Cash Flows from Investing Activities

Advent’s cash flows from investing activities was approximately $(24.0) million for the nine months ended September 30, 2021, which related to the acquisition of fixed assets and the amounts paid for the acquisition of UltraCell LLC on February 18, 2021 and the acquisition of SerEnergy and FES on August 31, 2021, net of cash acquired. Advent expects to invest substantially in fixed assets, plant and equipment in the near future as it executes its product development programs.

Advent’s cash flows from investing activities was approximately $(0.1) million for the nine months ended September 30, 2020, which related to the acquisition of fixed assets.

Cash Flows from Financing Activities

Advent’s cash flows from financing activities was approximately $141.5 million for the nine months ended September 30, 2021, which related to the cash amount contributed at the date of the Merger (February 4, 2021) and proceeds from issuance of common stock and additional paid-in capital from warrants exercise.

Advent’s cash flows from financing activities was approximately $0.9 million for the nine months ended September 30, 2020, which related to proceeds of issuance of preferred stock and repayment of loan.

Contract Assets and Contract Liabilities

A contract asset results when goods or services have been transferred to the customer, but payment is contingent upon a future event, other than the passage of time. As of September 30, 2021, Advent recognized contract assets of $0.9 million in the unaudited consolidated balance sheet. As of December 31, 2020, Advent recognized contract assets of $0.1 million in the consolidated balance sheet.

Advent recognizes contract liabilities when we receive customer payments in advance of the performance obligations being satisfied on our contracts. As of September 30, 2021, Advent recognized contract liabilities of $0.03 million in the unaudited consolidated balance sheet. As of December 31, 2020, Advent recognized contract liabilities of $0.2 million in the consolidated balance sheet.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ending September 30, 2021 and 2020.

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

Warrant Liability

The Company accounts for the 26,369,557 warrants (comprising of 22,029,279 Public Warrants and 3,940,278 Private Placement Warrants) issued in connection with the Initial Public Offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the quarter ended September 30, 2021.

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

The following tables show a reconciliation of net income / (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020.

EBITDA and Adjusted EBITDA	Three months ended September 30, (Unaudited)			Nine months ended September 30, (Unaudited)
(in Millions of US dollars)	2021	2020	$ change	2021	2020	$ change
Net loss	$(11.28)	$(0.75)	(10.53)	$(11.52)	$(1.42)	(10.10)
Depreciation of property and equipment	$0.15	$0.01	0.15	$0.18	$0.02	0.16
Amortization of intangibles	$0.31	$0.00	0.31	$0.47	$0.00	0.47
Finance costs	$0.01	$0.00	0.01	$0.03	$0.00	0.02
Other income / (expenses), net	$0.02	$(0.03)	0.05	$(0.08)	$(0.02)	(0.05)
Foreign exchange differences, net	$0.02	$0.01	0.01	$0.00	$0.03	(0.02)
EBITDA	$(10.77)	$(0.76)	(10.01)	$(10.91)	$(1.39)	(9.52)
Net change in warrant liability	$(2.42)	$-	(2.42)	$(15.83)	$-	(15.83)
One-Time Transaction Related Expenses (1)	$-	$-	-	$5.87	$-	5.87
One-Time Transaction Related Expenses (2)	$0.89	$-	0.89	$0.89	$-	0.89
Executive severance (3)	$2.44	$-	2.44	$2.44	$-	2.44
Adjusted EBITDA	$(9.86)	$(0.76)	(9.10)	$(17.54)	$(1.39)	(16.15)

(1) Bonus awarded after consummation of the Business Combination effective February 4, 2021.
(2) Transaction costs related to the acquisition of SerEnergy/FES.
(3) Former Financial Officer resignation.

Adjusted Net Income/(Loss)

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net income / (loss), primarily because it does not include one-time transaction costs and warrant liability changes. The following table shows a reconciliation of net income/(loss) for the three and nine months ended September 30, 2021 and 2020.

Adjusted Net Loss	Three months ended September 30, (Unaudited)			Nine months ended September 30, (Unaudited)
(in Millions of US dollars)	2021	2020	$ change	2021	2020	$ change
Net loss	$(11.28)	$(0.75)	(10.53)	$(11.52)	$(1.42)	(10.10)
Net change in warrant liability	$(2.42)	$-	(2.42)	$(15.83)	$-	(15.83)
One-Time Transaction Related Expenses (1)	$-	$-	-	$5.87	$-	5.87
One-Time Transaction Related Expenses (2)	$0.89	$-	0.89	0.89	$-	0.89
Executive severance (3)	$2.44	$-	2.44	$2.44	$-	2.44
Adjusted Net Loss	$(10.37)	$(0.75)	(9.62)	$(18.15)	$(1.42)	(16.73)

(1) Bonus awarded after consummation of the Business Combination effective February 4, 2021.
(2) Transaction costs related to the acquisition of SerEnergy/FES.
(3) Former Financial Officer resignation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of September 30, 2021, Advent had a cash balance of approximately $92.5 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

Inflation Risk

Advent does not believe that inflation currently has a material effect on its business.

Foreign Exchange Risk

Advent has costs and revenues denominated in euros, Danish Krone and Philippine pesos, and therefore is exposed to fluctuations in exchange rates. To date, Advent has not entered into any hedging transactions to mitigate the effect of foreign exchange due to the relatively low sums involved. As we increase in scale, we expect to continue to realize a portion of our revenues and costs in foreign currencies, and therefore expect to put in place appropriate foreign exchange risk mitigation features in due course.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, and as a result of the material weakness described below, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report. Notwithstanding the identified material weakness, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may experience difficulties integrating the operations of acquired companies into our business and in realizing the expected benefits of these acquisitions.

We completed the acquisition of SerEnergy and FES on August 31, 2021. Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of our acquisition of FES and SerEnergy will depend in part on our ability to realize the anticipated business opportunities from combining their and our operations in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of FES and SerEnergy with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisitions, or fully offset the costs of the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Exhibits

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Quarterly Report on Form 10-Q of Advent Technologies Holdings, Inc. formatted in Inline XBRL:

104	The cover page from the Quarterly Report on Form 10-Q of Advent Technologies Holdings, Inc. for the quarter ended September 30, 2021 formatted in Inline XBRL and included as Exhibit 101

*	Filed herewith

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

Date: November 15, 2021	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Kevin Brackman
Kevin Brackman
Chief Financial Officer
(Authorized Officer; Principal Financial and Accounting Officer)