Form 10-K
period 2021-12-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2022-03-31
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (617) 655-6000

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant’s units began trading on the New York Stock Exchange on February 4, 2021. The aggregate market value of the Registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2021, was $304,955,741.

As of March 31, 2022, the registrant had 51,253,591 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART I

References in this annual report to “we,” “us,” “Advent,” “company,” or “our company” are to Advent Technologies Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries. References to “management” or our “management team” are to our officers and directors.

Item 1.	Business.

Overview

We are an advanced materials and technology development company operating in the fuel cell and hydrogen technology space.  We develop, manufacture, and assemble complete fuel cell systems and the critical components that determine the performance of hydrogen fuel cells and other energy systems.

We develop and manufacture high-temperature proton exchange membranes (“HT-PEM” or “HT-PEMs”) and fuel cell systems for the off-grid and portable power markets and plan to expand into the mobility market.  Select applications are telecom towers (5G and older), energy infrastructure (methane emissions mitigation for the oil and gas industry), and portable power for defense or emergency response units.  Our mission is to become a leading provider of fuel cell systems, HT-PEMs, fuel cells, and HT-PEM based membrane electrode assemblies (“MEA” or “MEAs”), which are critical components used in fuel cells, and other electrochemical applications such as electrolyzers and flow batteries.  We develop the core chemistry components, the MEAs, that enable fuel cells to operate at high temperatures and also provide these MEAs to third-party fuel cell manufacturers.  HT-PEM fuel cells have the advantage of operating with multiple low-carbon fuels (in addition to hydrogen) and under extreme conditions.

Our current revenue is derived from the sale of fuel cell systems and from the sale of MEAs, membranes, and electrodes for specific applications in the fuel cell and energy storage (flow battery) markets.  While fuel cell systems sales and associated revenue is expected to provide the majority of our income in the near future, the MEA innovation is expected to facilitate strategic partnerships between us and Tier 1 suppliers and original equipment manufacturers (“OEMs”) as these downstream manufacturers develop their own white-labelled HT-PEM products.

We have our headquarters in Boston, Massachusetts, and are building out a product development and research and development facility in Charlestown, Massachusetts expected to open in 2022, and have MEA fabrication and system production facilities in Livermore, California; Achern, Germany; Aalborg, Denmark; and Patras, Greece.  We plan to scale-up U.S. and European production and its global sales operations to handle future demand.  Our investment priorities are increasing MEA production volumes, executing on new product development initiatives (next-generation fuel cell systems and MEAs), and optimizing production operations to improve unit costs.

Our principal focus is on the total fuel cell market, from components to complete systems, and we plan to use our products and technology to address pressing global climate needs.  Fuel cell and hydrogen technology is expected to play a critical role in global decarbonization.  In order to meet the targets established in the Paris Climate Accords, which seek to mitigate climate change and maintain global temperature less than 1.5°C-2.0°C above pre-industrial levels, the global community will need to accelerate the adoption of technologies like our fuel cells, that reduce or eliminate emissions of carbon dioxide and other greenhouse gases.  We believe that fuel cells will be a key component of the future energy generation platform given that:

•
Fuel cells generate electricity and heat from hydrogen-based fuels, thereby substantially reducing emissions of carbon dioxide and other pollutants generated by the combustion process in internal combustion engines (“ICE” or “ICEs”) and diesel generators. Fuel cells can be powered autonomously for hours or days where the fuel comes from a discrete source, or for longer where there is a pipeline or other large available source of fuel such as a tank.

•
Fuel cells utilize fuels with a high energy density relative to lithium-ion batteries and other battery technology (according to ARPA-E power densities, hydrogen contains 40,000 Wh/kg while lithium-ion batteries carry only about 260Wh/kg).  This makes fuel cell technology well-suited for use in mobility and off-grid energy generation applications where battery technology faces limitations such as lifespan, self-discharge, weight (fuel cells are between 3 to 25 times lighter than batteries providing equivalent power), operation under almost any weather conditions, and recharge times.

•
We expect that hydrogen will also be used to create liquid, synthetic fuels (eFuels like eMethanol, made by combining hydrogen with carbon dioxide for a net-zero liquid fuel) that have the advantage of lower transportation costs and network infrastructure investment relative to hydrogen gas.  Fuels like methanol have become subject to an increasing interest in Asia because they are currently available.  We believe methanol has the potential to become a leading zero-emissions liquid fuel that can leverage the current global infrastructure from gas stations to fuel tankers and trucks.  Given the urgency to decarbonize power generation, and the challenges the investment requirement poses for developing countries, we expect methanol to have an increasingly significant role as a liquid hydrogen carrier and a low/no carbon dioxide emission alternative to oil.

The Fuel Cell Industry

Fuel cell and hydrogen technology is expected to play a critical role in global decarbonization given the clean nature of emissions from hydrogen and hydrogen-carrier fuels relative to fossil fuels.  In addition, the challenges associated with existing battery technology limit it from mass adoption across industries.  Globally, an average of $38 billion per annum is expected to be invested in the hydrogen and fuel cell sector between 2020 and 2040 with the goal of significantly increasing production capacity while lowering the cost of production.  While the availability of hydrogen limited the fuel cell industry in the past, it is now expected to become an opportunity for growth, particularly in sectors such as industrials, power generation and automotive.

Within the fuel cell market, our products have significant advantages relative to its competitors that are focused on low-temperature proton exchange membrane technology (“LT-PEM” or “LT-PEMs”).  We believe these advantages will help us secure commercial opportunities in the fuel cell market and help drive wide-spread adoption of fuel cell technology.  The benefits of our HT-PEMs relative to LT-PEMs include:

•	We have developed our products under the principle of “Any Fuel. Anywhere.” which can be distilled into the two components:

o
Any Fuel: While LT-PEMs require high-purity hydrogen to operate, our HT-PEMs can utilize low cost and abundant hydrogen-carrier fuels, including methanol, natural gas, e-fuels, liquid organic hydrogen carriers, dimethyl ether, and renewable biofuels.  The infrastructure required for clean energy powered solely by high-purity hydrogen would cost trillions of dollars.  In contrast, many of the hydrogen-carrier fuels can use existing or in-development infrastructure and have a much lower transport cost than hydrogen.  This key technology differentiator bypasses the need to commit to a specific energy distribution network and leverages existing infrastructure.  Most importantly, it provides an immediately serviceable market today, while we believe many LT-PEM competitors may have to wait another decade for the availability of green, high-purity, inexpensive hydrogen, and potentially longer for the maturity of hydrogen transportation and storage networks.  Given the urgency to decarbonize power generation, and the investment challenges faced by developing countries, we expect methanol to have an increasingly significant role as a liquid hydrogen carrier and a low or no carbon dioxide emission alternative to oil.

o
Anywhere: Our HT-PEM fuel cells have the ability to operate in a variety of practical conditions, including a wide range of geographies, weather, ambient temperatures (as low as -20[o]C and up to +55[o]C), and in humid or polluted environments.  LT-PEM fuel cells, on the other hand, tend to struggle in the heat, can be damaged by dry climates, or polluted air, and cannot handle impurities of the hydrogen supply.  LT-PEM technology is intolerant to CO damage (with performance degradation at levels as low as 10 ppm), while HT-PEM can withstand 1-4% CO concentrations, depending on temperature and operation. For example, readily available low-cost hydrogen can be made with 1-2% carbon monoxide (20,000ppm), which works well with HT- PEMs.  LT-PEM loses performance with only 10ppm of carbon monoxide.  The relative durability of our products in a range of environments also provides a longer life of operation relative to LT-PEM fuel cells.

•
Our HT-PEM technology significantly reduces the balance of plant requirements of a fuel cell system relative to LT-PEM fuel cells.  This means that fuel cells using our HT-PEMs have simplified requirements for supporting components and auxiliary systems, which enables reduced cost and increases application range for the end-user.  It does this through two methods:

o
Superior Heat Management: HT-PEM fuel cells operate at high temperatures (between 160°C and 220°C, with next-generation MEA-based fuel cells operating between 80°C and 240°C).  Therefore, the temperature differential between a HT-PEM fuel cell and the outside environment is large.  As a result, only a small radiator, similar or smaller than the radiator in an ICE vehicle, is needed to transfer heat away from the fuel cell stack.  Conversely, because LT-PEM fuel cells run relatively cooler (under 85°C), a significantly larger radiator is required to effectively maintain suitable operating temperatures and conditions for an LT-PEM fuel cell.

o
Water Management Issues: HT-PEM fuel cells use phosphoric acid as an electrolyte rather than water-assisted membranes.  Therefore, they reduce the need for water balance and other compensating engineering systems.

Our Solution

Our core product offering include:

1.
Systems:  Fuel cells for portable and stationary applications of power generation, in the range of 20W to 20kW.  These fuel cells have applications in the telecom tower (e.g. 5G, 4G) power, surveillance, defense (and other portable power applications), energy (and other critical) infrastructure, and auxiliary power (marine, leisure) markets.  Our fuel cells are manufactured in the U.S., Denmark, and Germany.  Fuel cell systems provide the majority of our current revenue.

2.
The next generation of our fuel cells, in the 15kW to 1MW range, is expected to target the mobility sector (e.g., heavy-duty automotive, mining equipment, marine, aerospace, and unmanned aerial vehicles (“UAV”)).  We are planning to enter into joint development agreements with Tier 1 suppliers and OEMs to bring HT-PEM fuel cells to the mobility market.  We intend to be a provider of MEAs and core technology via licensing, rather than producing end-products for the mobility industry.  Revenue from joint development agreements may include engineering fees during the 1-3 year initial development cycle, MEA sales, and on-going licensing fees.

3.
We are a developer of the key component of the fuel cell, the MEA.  The operation of the MEA is key to the functionality and characteristics of a fuel cell system.  Our MEA enables a robust, long-lasting, and ultimately low-cost fuel cell product, relative to LT-PEM technologies.  In addition to our fuel cell system offerings, our MEA is also a discrete product offering to third-party fuel cell manufacturers.  MEA sales are expected to be a rapidly growing market in the future as more and more fuel cells are deployed globally by third parties, especially in the mobility space.

Our Business Outlook

In 2021, we became publicly listed on NASDAQ.  We acquired UltraCell LLC (“UltraCell”), which spearheaded our product offering in the portable and defense markets.  In the defense sector, we deliver human portable systems.  In addition, the UltraCell portable system is being repurposed to provide remote power to oil and gas wellheads (Advent M-ZERØ family of products) and to address the critical problem of methane emissions in Canada and the U.S.  Furthermore, the Company has continued with delivery of MEAs to fuel cell manufacturers in Asia and with delivery of electrodes to the high-growth redox flow-battery market.  We are also part of a consortium that has applied to develop “White Dragon,” the seminal large-scale decarbonization project in Southern Europe.  We were selected by the Greek Ministry of Development and Investment to be part of the first wave of Important Projects of Common European Interest (“IPCEI”) on Hydrogen, which is currently pending European Union approval.

In September 2021, we completed the acquisition of SerEnergy A/S (“SerEnergy”) and fischer eco solutions GmbH (“FES”), a leading manufacturer of fuel cell systems, with thousands of systems shipped in recent years.  SerEnergy is located in Denmark and FES is located in Germany.  The acquisition effectively doubled our team to over 170 people, and we believe the acquired business will be a strong pillar of its potential growth strategy.  SerEnergy and FES have significant production capabilities, are expected to benefit significantly from our next-generation MEAs and are expected to provide a very strong foothold in the off-grid market.  SerEnergy systems, primarily in the 5kW range, target the telecoms industry (especially the growing 5G tower demand) and other diesel generator replacement off-grid markets.

Our growth strategy is focused on targeting the following four sectors:

•	The stationary off-grid market, expected to be a growing market.

•	The human-portable defense, surveillance, energy infrastructure, and leisure market based on UltraCell’s innovative products.

•	The development of next-generation MEA and fuel cell solutions for the mobility market.

•
The large-scale fuel cell systems market (power generation and power to gas), especially following developments in the multi-billion euro “White Dragon” project (in which Advent is the fuel cell development partner), if approved by the European Union.

Business Strengths

Simplified balance of plant technology: Our HT-PEM technology significantly reduces the balance of plant requirements of a fuel cell system relative to LT-PEM fuel cells. Fuel cells utilizing our technology have simplified requirements for supporting components and auxiliary systems because they reduce the complexity of water management systems.  Our technology enables advanced, low-cost and simplified cooling technology, and increases the application range for the end-user.  This is especially important for air, heavy-duty transportation, and marine applications.

Leveraging existing fuel infrastructure: Given the fuel-flexible nature of our technology, we are able to leverage the existing fuel delivery infrastructure – e.g. around 3 million miles of natural gas pipelines connecting production, storage and distribution systems in the U.S. – to deliver power to a wide range of customers and markets today.  Our plug-and-play dynamic enables swift “time-to-market” capabilities. By contrast, the infrastructure investment required for a high-purity hydrogen economy is expected to be significant – approximately $15 trillion between now and 2050 globally.

Experienced management team with proven track record:  The team that we have recruited to bring innovation to the fuel cell industry is highly experienced with a long pedigree in R&D and world-class manufacturing.  Our team has been developing MEA components since 2006 and is led by Dr. Emory De Castro (CTO) who has significant industrial experience.  In addition, we initiated in 2021 a joint development effort under the U.S. Department of Energy (“DoE”) umbrella to commercialize next-generation MEAs and ultra-low platinum catalyst solutions developed by Los Alamos, NREL Laboratories, and Brookhaven Laboratories in the U.S.  We were selected as the scale-up and commercialization partner of the DoE and is working closely with the highly-skilled R&D teams of top U.S. labs.

Following the acquisitions of UltraCell, SerEnergy and FES, and its ongoing recruiting and development in the U.S. (including the new product development facility, close to Harvard and MIT, under construction in Charlestown, Massachusetts that is expected to open in 2022), we have significantly increased our product, system integration, manufacturing, and testing capabilities.  UltraCell brings Silicon Valley-type innovation, while SerEnergy’s expertise and world-class reputation in the stationary fuel cell industry is well established.  Our team now numbers over 200 people, many with more than a decade of hands-on expertise in the HT-PEM market.  Our investment plan reflects its strategic goal to assemble significant global know-how of the HT-PEM industry.  We expect that HT-PEM, with technology initially developed decades after LT-PEM, is in early stages of growth as compared to LT-PEM, a technology initially developed during the 1960s.

Technology

Our fuel cells can use “Any Fuel. Anywhere.” because of the HT-PEM technology that we have pioneered since 2006.  High-temperature fuel cells currently operate at high temperatures (between 160°C and 220°C) and have the potential to operate between 80°C and 240°C, unlike typical LT-PEM fuel cells that are limited to below 100°C.  This temperature advantage allows the fuel cell to work with other fuels and to have reliable operation at extreme conditions, which we believe is a significant competitive advantage for the stationary power generation market.

Enhanced market opportunity:  The multi-fuel capability enables us to have a very strong position in the off-grid and portable power market in select applications like telecom towers and critical infrastructure power needs. In these applications, diesel generators are primed for replacement for environmental and cost reasons, batteries are unable to provide a long-term year-round solution, and hydrogen presents difficult logistical concerns.  We believe fuels like methanol are a more compelling choice and that our HT-PEM fuel cells are highly suitable for these applications.  We believe decreasing fuel cell costs, due to technology innovation and manufacturing scale-up, can provide us with an opportunity to grow in the power generation market and potentially displace diesel generators in applications with a clear total cost of ownership value proposition, in addition to the environmental mandate.

The next-generation of our fuel cells is being developed in collaboration with the U.S. DoE after we were awarded the L’Innovator commercialization program.  Under this program, we are working closely with the Los Alamos National Laboratory (LANL), Brookhaven National Laboratory (BNL), and National Renewable Energy Laboratory (NREL), to commercialize the decade-long materials advancements in the field of MEA development.  We expect that these next-generation MEAs (“Advanced MEA”) will bring the HT-PEM technology into the mobility area by enabling fuel cells to be lightweight with high-power density. The Advanced MEA is also anticipated to deliver as much as three times the power output of its current MEA product. While we are already projecting being able to pass through substantial cost benefits to its customers through economies of scale as it increases MEA production, the successful development of the Advanced MEA will be an important factor in delivering the required improvement in cost effective performance to our customers.

Based on the several critical advantages offered by our HT-PEM technology over batteries and LT-PEM technology, we expect to be highly competitive in numerous applications.  In particular, our HT-PEM fuel cells and MEAs are well-suited to off-grid power, portable power applications, combined heat and power, and mobility (e.g., heavy-duty automotive, aviation, mining equipment, marine, and UAV).  Our goal is to partner with Tier 1 suppliers and OEMs in these new markets, focusing on the fuel cell technology development, licensing, and the mass production of the next-generation MEAs.

1.
Off-Grid Power:  We have a growing presence in the off-grid power market, with its recently acquired SerEnergy subsidiary having shipped thousands of systems worldwide to telecommunications providers for back-up power systems and stationary power sectors.  Methanol is easier and cheaper to deliver to remote locations compared to pure hydrogen, providing our HT-PEM technology with an advantage in the off-grid market.  Off-grid fuel cell solutions can use methanol already available at some remote industrial sites, like wellheads.  Additionally, methanol can be found in products already present at some remote sites, such as certain windshield washer fluids.  These products could be repurposed as a fuel source for the fuel cell.  Fuel cells in these applications produce significantly less of the greenhouse gases compared to ICE generators and produce power without ICEs’ attendant high levels of nitrogen oxides, sulfur oxides or particulate emissions.  Off-grid power solutions have the potential to run full-time, 365 days a year, 24 hours per day. Our launch of the M-ZERØ methanol-fueled low-power system targets the power generation needs of remote oil and gas locations.  The current method of powering such equipment results in significant methane emissions that are equivalent to millions of cars’ emissions per year.

2.
Portable Power:  Our acquisition of Silicon Valley-based UltraCell provided us with complete system technology for the portable power and defense markets.  Electrification is one of the key initiatives in the defense industry as the needs for mobility and power on demand are increasing dramatically.  Our fuel cells have already been deployed by the US Department of Defense (“DoD”), in the XX-55 portable power system, while the next-generation “Honey Badger” product, a wearable fuel cell designed to provide soldiers with on the go power, is currently in the DoD’s demonstration/validation program.

The above markets define our current products, while the markets below constitute its largest opportunities for growth in the future:

3.
Combined Heat and Power (“CHP”):  By virtue of their high temperature operation, HT-PEM fuel cells are well suited for delivering heat in addition to power to large commercial buildings and single or multi-family homes.  The CHP efficiency is at the 85%-90% range, making HT-PEM fuel cells extremely efficient for such uses.  HT-PEM fuel cells can be supplied by existing natural gas infrastructure and eventually by a future hydrogen-blend or pure-hydrogen pipeline network.

4.
Automotive: By charging electric vehicles’ batteries on-board through the conversion of high-purity hydrogen or hydrogen-carrier fuels into electricity, our fuel cells solve the range and recharging issues that battery-only electric vehicles currently face.  This issue is a particular challenge in heavy-duty and commercial vehicles.  Since our fuel cells can use hydrogen-carrier fuels such as natural gas, methanol and biofuels, fuels that are of growing in importance in China, India, and Western Europe, we believe that our technology will be critical in accelerating the mass adoption of electric vehicles and the shift away from ICEs.  Existing battery and LT-PEM technology are unable to meet the needs of heavy-duty transportation which require long-range, heavy payloads, fast refill times, and the ability to operate in diverse environments.  For example, LT-PEM fuel cells are unable to operate in hot environments because the radiator required to cool the MEA to the appropriate temperature range would be too large and therefore impractical.  The use of battery-only technology has the added disadvantage of insufficient power capacity without a substantial volume and weight of batteries, which results in a significant reduction in cargo capacity.

5.
Aviation:  Our fuel cells can deliver much longer range (autonomy) and better utilization (through faster time to refill and greater payload) for commercial drones, eVTOLs, and auxiliary power for traditional aircraft than battery power alone can deliver.  Existing commercial drones based on battery-only technology have a limited flight time given the power limitations of the lightweight requirements of flight.  Compared to battery powered flights, aircrafts powered by fuel cells using next generation HT-PEMs and ultra-lightweight non-metal plates could increase range, payload/passenger capacity, and the number of trips made on one charge or fill-up.  HT-PEM aircraft have the potential to refuel significantly faster than an equivalent battery could recharge.  The high-purity hydrogen currently required by LT-PEM is considered unsafe for widespread commercial use, while our HT-PEM provides sufficient range using safer liquid fuels and the Company believes it is key to efficient real-world flight usage.  Hydrogen gas and dimethyl ether are suitable for use as fuel for aviation fuel cells, and both work well with HT-PEM technology.  Additionally, high-temperature operation in aviation is essential, given heat exchange issues.  Fuel cells have shown that drones can stay airborne for longer periods of time, which enhances their value proposition and business applications.  We expect drone prototypes based on our technology to be available as soon as 2022.

6.
Marine:  In the marine industry, neither compressed hydrogen nor batteries are a viable option for commercial shipping.  The industry is evaluating alternative fuels to replace bunker fuel, and methanol appears to be among the most likely hydrogen carriers positioned to meet the European Union’s 2050 decarbonization objectives.  Our fuel cells are well-suited for methanol use, as the high-temperature operation can use low-grade hydrogen (converted from methanol via reformation) that does not work with current LT-PEM fuel cells.  Applications in the marine industry are likely to develop initially in auxiliary power and smaller ships, and eventually scale to the multi-MW range main propulsion market.  Our fuel cells promise fuel flexibility with hydrogen gas, liquid organic hydrogen carriers, methanol, and natural gas, and operate at high temperatures through proprietary chemistry.  Marine applications could be scalable for divergent load requirements and applications such as powering the entire propulsion system or, alternatively, providing auxiliary power to a differently powered primary propulsion system.  Marine fuel cell usage could offer long range and a fast refill; unlike battery power, and longer routes and larger vessels can be powered by fuel cells as compared to batteries.  In addition, fuel cells can be used in a hybrid structure in conjunction with battery power.  We are planning our initial focus on applications for auxiliary marine power, and then plans to focus on vessels’ main power.

We have been issued, acquired, licensed, or applied for approximately 190 international and United States patents, with a concentration in membranes, electrodes, and MEAs, which support its product offerings.  In the MEA sector, our products include two existing membrane technologies: “TPS®”, which we have exclusive rights to use and was obtained through patents filed by its founders and technical staff, and “PBI” technology, of which we are a selective licensee, and provides exclusive rights to us for commercial sale of MEAs using PBI technology.  Leveraging our membrane technologies, we also have intellectual property for lightweight stacks made through advances in bipolar plate materials, which supports water-cooled systems.  This results in a simpler and more compact balance-of-plant design.  Our own investments in developing leading next-generation fuel cell technology are supported by being able to leverage the research and development efforts of its strategic partners.  We are planning next generation prototypes for fuel stacks as soon as 2022, with pilot production as soon as 2023 and mass production as soon as 2024.

Our rights to commercialize the next-generation HT-PEM materials technology from the DoE L’Innovator Program also includes rights to a portfolio of patents supporting this advanced technology.  We were selected through a highly competitive bidding process by virtue of our management team’s track record in taking laboratory inventions and processes through to a fully-scaled and manufactured product.  We expect that this technology will reduce production costs of its MEAs significantly through a 3-fold increase in power output per unit area of membrane, and will provide longer operating lifetime and a wider temperature operating range as well as substantially lower platinum content.  We expect these advantages will enable us to reduce the cost to end-users of fuel cells and encourage a wider market adoption.  We anticipate commercialization and mass manufacture of this product by 2022.  This and other partnerships, joint ventures, and joint development agreements, including with DoE, NASA (through Advent’s affiliation with Northeastern University) and the European Space Agency, are expected to assist Advent in the mobility and off-grid power markets.

Our products and technology are currently being used in the marketplace to generate electricity for commercial applications, and we are developing partnerships with Tier 1 suppliers, OEMs, and system integrators to further drive commercial adoption and use in an increasing number of applications and end markets.  To date, more than 300,000 TPS® and PBI MEAs have been sold (by us and others) for use in defense, micro-combined heat and power (µCHP) systems, battery range extenders for fuel cell battery hybrid vehicles, remote power for telecom and auxiliary power in remote locations, demonstrating strong early-stage adoption of our existing product line.  To date, we have shipped thousands of systems for defense, off-grid and remote/portable power markets.

As our business ramps up to mass-production, we plan to pursue a revenue model that includes engineering fees, MEA sales and hardware-technology licensing fees through the life of product development.  Our customer relationship is split into two phases:  1) partner with OEMs to co-develop customized fuel cell systems based on our MEAs, for which we earn engineering and licensing fees, and 2) produce and sell proprietary MEAs directly to OEMs while earning licensing fees on fuel cells produced by customers using our technology.  We expect high-margin licensing fees to become a larger component of our revenue mix over time as our customers scale to mass manufacturing of fuel cells and other products.

We were founded and are managed by a team of world-class electrochemists, material scientists, and fuel cell specialists with significant industry and manufacturing expertise.  We have received numerous R&D funds from the DoE and the European Union and are considered a pioneer with years of experience in clean energy technology innovation.  We have our headquarters in Boston, Massachusetts and our operations in other Massachusetts locations, as well as in California, Greece, Germany, Denmark, and the Philippines.  In 2022, We will open a facility in Charlestown, Massachusetts offering research and development facilities and additional production capacity.  For additional capacity, we intend to utilize existing U.S.-based toll-manufacturing for the membrane and electrode production to scale-up its production levels without significant capital expenditure.  Our Patras, Greece based production of membranes, electrodes, and MEAs benefits from labor cost and skill availability advantages.

We intend to direct the majority of our near-term funding requirements to operating expenses and capital expenses for product development and plan to make substantial investments over the next several years, among others, in new production equipment and warehousing, systems assembly line, MEA assembly automation, aeronautical stacks and U.S. facility expansion.

Recent Acquisitions

Business Combination of AMCI Acquisition Corp. and Advent Technologies

In February 2021, we closed our business combination with AMCI Acquisition Corp.  The business combination has provided us with a sustainable funding base for the next phase of our expansion efforts to respond to significant and immediate market opportunities.  Our shareholders opted to roll 100% of their equity and, as of the completion of the business combination, owned 54% of the pro-forma equity base.

UltraCell

On February 18, 2021, we acquired UltraCell, formerly a fuel cell division of Bren-Tronics, Inc.  Prior to the acquisition, we had a mutually beneficial partnership, having worked together for several years.  UltraCell is a leader in lightweight fuel cells for the portable power market, including small-scale fuel cell technology for the defense industry, and has sold thousands of battery pack charger systems built around Advent MEAs to four NATO militaries, including those of the U.S. and the U.K.  UltraCell systems have been deployed with excellent performance in stringent and challenging conditions and climates. UltraCell’s technology uses hydrogen or liquid fuels to deliver reliable power at a fraction of the weight of batteries.  Traditional LT-PEM fuel cell technology cannot be used in this type of remote environment fuel cell product due to the issues with compressed high-purity hydrogen.  Our fuel flexibility allows for the use of methanol in its fuel cell application, which is stable in liquid form, cheaper, and more accessible than hydrogen.  With our technology powering UltraCell products like the “Honey Badger”, a portable fuel cell which is in advanced testing with the U.S. military, multi-day military missions that generally required over 100 pounds of batteries can substitute a fuel cell and methanol canister with a total weight of 25 pounds.  UltraCell’s fuel cell innovations are expected to complement the development of our next-generation lightweight systems for the mobility market, with an emphasis on the commercial drone, aviation, and heavy-duty automotive industries.  UltraCell produces the only made in the U.S. NATO approved fuel cell products and is one of only two manufacturers of NATO approved fuel cell products manufacturing in a NATO country.  Since the acquisition, we have retained current UltraCell operations in the Livermore, California area, in parallel to its Boston operations, and plan to continue to do so, with the possibility of expansion in the future.

SerEnergy and FES

On September 1, 2021 (CEST), we completed our acquisition (the “Fischer Acquisition”) of SerEnergy and FES from F.E.R. fischer Edelstahlrohre GmbH (“Fischer”).  SerEnergy and FES currently market and build standalone systems and critical fuel cell components.  These products are complementary to the mobile systems produced by Advent.  The Fischer Acquisition is well aligned to the “Any Fuel. Anywhere.” strategy, and is expected to accelerate our growing revenue base in fuel cell stacks and systems. The Fischer Acquisition also increases our patent and trademark portfolio with new intellectual property and increases our labor force by approximately 90 employees, many of whom are highly-skilled manufacturing and sales professionals experienced in the fuel cell industry.  SerEnergy has deployed hundreds of standalone telecom remote self-maintaining power systems, including sales to Smart Communications, a leading telecommunications provider in the Philippines.  These systems can operate in both high humidity and high temperature environments and offer remote monitoring. We believe that the combined HT-PEM fuel cell production capacity and operations in international markets, currently consisting of Germany, Denmark and the Philippines, will support our expansion into international customer segments, in particular the Asian and European markets.

Specific Product Offerings

Honey Badger: The Reformed Methanol Wearable Fuel Cell Power System, or “Honey Badger” is an offering marketed by our subsidiary UltraCell.  On June 7, 2021, the U.S. DoD, through the U.S. Army DEVCOM Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance and Reconnaissance (C5ISR) Center, with funding through the Project Manager Integrated Visual Augmentation System (PM IVAS), has entered into a contract with us to complete the MIL-STD certification of the cutting edge “Honey Badger”. “Honey Badger” is placed on a soldier worn plate carrier and provides on the move battery charging in the field.  It has been selected by the DoD’s National Defense Center for Energy and Environment (NDCEE) to take part in its 2021 demonstration/validation program and is the only fuel cell to take part in this program.  The NDCEE is a DoD program that addresses high-priority environmental, safety, occupational health, and energy technological challenges that are demonstrated and validated at active installations for military application. The product is offered at 20W and 50W power versions, and both are in testing and certification stages.  Its core technology has completed successful field trials in Army Expeditionary Warrior Experiments and high-altitude tests in California’s Sierra Nevada. UltraCell’s “Honey Badger 50” (the 50W power version) fuel cell is the only fuel cell that is part of this program that supports the U.S. Army’s goal of having a technology-enabled force by 2028.

M-ZERØ: Our M-ZERØ line of products are designed to generate power in remote environments.  Their use significantly reduces methane emissions where they replace older, less efficient technology.  The current M-ZERØ products are 50W and 150W systems, with systems featuring up to 400W of power expected to be released by the end of 2022.  We have entered into agreements to trial ten 50W systems in Canada starting in the third quarter of 2021. If the trials are successful, this could result in mass deployment of M-ZERØ systems during 2023.  The products, which are not expected to require extensive servicing or refueling schedules, can work throughout the year, including in extreme cold.  Traditional green remote power options of solar plus battery storage do not function well in either extreme cold or in hard-to-reach areas. Widespread adoption of M-ZERØ technology at all of the wellheads in the U.S. and Canada will result in a substantial reduction of carbon dioxide emissions.

Important Projects of Common European Interest (“IPCEI”)

White Dragon: White Dragon is an IPCEI proposal submitted by a consortium of Advent, Damco Energy S.A. (Copelouzos Group Company), PPC Greece, The Hellenic Gas Transmission System Operator (“DESFA”) S.A., Hellenic Petroleum, Motor Oil, Corinth Pipeworks, TAP and Terna Energy (together the “consortium”) to develop a more than €8 billion green hydrogen project in Greece to gradually replace Western Macedonia’s lignite coal power plants of and transition to clean energy production and transmission, with the ultimate goal of fully decarbonizing Greece’s energy system.  The project plans to use large-scale renewable electricity to produce green hydrogen by electrolysis in Western Macedonia.  This hydrogen would then be stored and, through our HT-PEM fuel cells, would be expected to supply all of Greece with clean electricity, green energy, and heat.  Our HT-PEM fuel cells provide a combination of both heat and electrical power, and the heat generated by the project can initially be used in conjunction with the district heating networks of Western Macedonia, and in the future in other applications that require a heating and/or cooling system, such as industrial workings, data centers and greenhouses.  The White Dragon proposal also includes plans covering the transportation sector.  We are the sole fuel cell development partner for the proposed project.  Estimates are that the project, if approved, would continue from 2022 through 2029, produce over 200,000 tons of hydrogen per year, reduce annual carbon dioxide emissions by 11.5 million tons and create 18,000 direct jobs and almost 30,000 indirect jobs.  We were informed in September 2021 that the Greek government had approved of the White Dragon proposal and it is currently pending European Union approval.

Green HiPo: Green HiPo is an IPCEI proposal submitted by us which will, if approved, allow us to develop, design, and manufacture fully scalable HT-PEM fuel cells for the production of power and heat.  Green HiPo is linked to, but independent of, the White Dragon project.  It proposes to establish a production facility in Western Macedonia with a staggered production plan, starting with 15kW stacks, integration into 120kW modules, 1MW scale single units, and ultimately multi-MW fully integrated systems.  Estimates are that the project, if approved, would continue from 2022 through 2029, create approximately 1,400 jobs in the Western Macedonia region and the total cost of the project could exceed €4 billion.  We were informed in September 2021 that the Greek government had approved of the Green HiPo proposal and it is currently pending European Union approval.

Intellectual Property

Our intellectual property portfolio covers among other things: membranes, electrodes, MEAs, and systems exploiting the unique operating characteristics of its materials.  In general, our employees are party to agreements providing that all inventions, whether patented or not, made or conceived while being an Advent employee, which are related to or result from work or research that the Company performs, will remain our sole and exclusive property.

We have been issued, acquired, licensed, or applied for approximately 190 international patents (including the intellectual property from the Fischer Acquisition), the vast majority in membranes, electrodes, and MEAs, which support our product offerings.  Additionally, we have approximately eighteen trademarks registered with the USPTO and various international trademark offices, with additional trademark applications pending.

Competition

The market for alternative fuel and energy storage systems is still in the early stages of growth and is characterized by well-established battery and LT-PEM products.  We believe the principal competitive factors in the markets in which it operates include, but are not limited to, the size, weight, lifetime, durability, and total cost of ownership of these systems to the end-user.  We believe that our HT-PEM technology competes with these other technologies across a number of new and existing applications in the alternative energy fuel market, especially in the realm of fuel flexibility and heat management.  We believe the total addressable market opportunity could be over $72 billion by the year 2030.

Employees and Human Capital Resources

Our employees are critical to our success.  As of December 31, 2021, we had approximately 200 employees, including part-time, contractors and employees who joined us from the recent Fischer Acquisition.  We also occasionally rely on additional independent contractors to support our operations.  To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing.  None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement.

We believe that developing a diverse, equitable and inclusive culture is critical to continuing to attract and retain the top talent necessary for our long-term success and strategy. We value diversity at all levels.

We strive to create a collaborative environment where our colleagues feel respected and valued.  We provide our employees with competitive compensation, opportunities for equity ownership and a robust employment package, including health care, retirement benefits and paid time off.  In addition, we regularly interact with our employees to gauge employee satisfaction and identify areas of focus.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. Our future expansion will include:

•	training new personnel;

•	forecasting production and revenue;

•	geographic expansion;

•	controlling expenses and investments in anticipation of expanded operations;

•	entry into new material contracts;

•	establishing or expanding design, production, licensing and sales; and

•	implementing and enhancing administrative infrastructure, systems and processes.

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

Factors that may influence the adoption of our fuel cell and membrane technology include:

•	perceptions about safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel or electric vehicles;

•	improvements in the fuel economy of internal combustion engines and battery powered vehicles;

•	the availability of service for alternative fuel vehicles;

•	volatility in the cost of energy, oil, gasoline and hydrogen;

•	government regulations and economic incentives promoting fuel efficiency, alternate forms of energy, and regulations banning internal combustion engines;

•	the availability of tax and other governmental incentives to sell hydrogen;

•	volatility in the cost of energy, oil, gasoline and hydrogen;

•	government regulations and economic incentives promoting fuel efficiency, alternate forms of energy, and regulations banning internal combustion engines;

•	the availability of tax and other governmental incentives to sell hydrogen;

•	perceptions about and the actual cost of alternative fuel; and

•	macroeconomic factors.

We Continue to Generate a Low Level of Revenue from our core product MEA and Developing Commercial Sales to Major Organizations.

Based on conversations with existing customers and incoming inquiries from new customers, we anticipate substantial increased demand for our MEAs from a wide range of customers as we scale up our production facilities and testing capabilities, and as the awareness our MEA capabilities become widely known in the industry. We expect both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of December 31, 2021, we were still generating a low level of revenues compared to our future projections and have not made any commercial sales to major organizations.

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

Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which Advent operates. For example, In May 2021, Advent’s research and development activities in Boston were limited by the restrictions imposed on laboratory work in the U.S., with laboratories being run at approximately 25% occupancy, with the result that certain business development activities have moved more slowly. Additionally, in Patras, Greece, approximately half of the Company’s workforce have worked from home during the temporary lockdowns imposed by the Greek authorities, although these have largely been in support functions. These measures limit operations in our U.S. and Greece locations and have and may continue to adversely impact our employees, research and development activities and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.

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

Our fuel cells and membranes are subject to substantial regulation under international, federal, state, and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to alternative energy are currently evolving and we face risks associated with changes to these regulations, including but not limited to:

•	increased subsidies for corn and ethanol production, which could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline; and

•
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

•	difficulty in staffing and managing foreign operations;

•
foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S., and foreign tax and other laws limiting our ability to repatriate funds to the U.S.;

•	fluctuations in foreign currency exchange rates and interest rates;

•	U.S. and foreign government trade restrictions, tariffs and price or exchange controls;

•	foreign labor laws, regulations and restrictions;

•	changes in diplomatic and trade relationships;

•	political instability, natural disasters, war or events of terrorism; and

•	the strength of international economies.

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

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop, license or sell our fuel cell and membrane technologies, which could make it more difficult for us to operate our business. We may receive inquiries from patent or trademark owners inquiring whether we infringe their proprietary rights. Companies owning patents or other intellectual property rights relating to fuel cells may allege infringement of such rights. In response to a determination that we have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease development, sales, license or use of fuel cells or membranes that incorporate the asserted intellectual property;

•	pay substantial damages;

•	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or

•	redesign one or more aspects or systems of our fuel cells or membranes.

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

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•	any patent applications we submit may not result in the issuance of patents;

•	the scope of our issued patents may not be broad enough to protect our proprietary rights;

•	our issued patents may be challenged and/or invalidated by our competitors;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement impracticable;

•	current and future competitors may circumvent our patents; and

•	our in-licensed patents may be invalidated, or the owners of these patents may breach our license arrangements.

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

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement. Therefore, we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the restatement, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or Nasdaq as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself.

The restatement of the Company’s financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements discussed above, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatement, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its stock price to decline.

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

Obtaining the MIL-STD certification for the Honey Badger and advancing it for U.S. army integration is subject to risks and uncertainty.

Obtaining the MIL-STD certification for the Honey Badger and advancing it for U.S. army integration is subject to risks and uncertainty, and may not be completed on the timeline the Company expects, or at all.

Cybersecurity risks and attacks, security incidents, and data breaches could compromise our intellectual property or other proprietary information, could disrupt our electronic infrastructure, operations and manufacturing, and could impact our competitive position, reputation, results of operations, financial condition, and cash flows.

We rely upon the information technology and data security infrastructure and its capacity, reliability, and security in connection with various aspects of our business activities.  We also rely on our ability to expand and continually update these technologies and related infrastructure in response to the changing needs of our business.  We face challenges related to supporting our older technologies and implementing necessary upgrades and the hardening of current technologies.  In addition, some of these technologies are managed by third-party service providers and are not under our direct control.  If we experience a problem with a critical technology, including during upgrades or new technology implementations, any resulting disruptions could have an adverse effect on our business operations and our performance.

Our business operations rely upon our electronic infrastructure and that of our third-party vendors, including to handle information and data such as intellectual property, personal information, protected information, financial information and other confidential and proprietary information related to our business and our employees, prospects, customers, suppliers and other business partners.  While we maintain certain administrative, technical, and physical safeguards and take preventive and proactive measures to combat known and unknown cybersecurity risks, we currently are building out and maturing our electronic infrastructure and safeguards.  There is no assurance that our current controls and our ongoing efforts will be sufficient to eliminate security risks.

Cyberattacks are increasing in frequency and evolving in nature. We and our third-party providers are at risk of attack through use of increasingly sophisticated methods, including malware, phishing, ransomware, and the deployment of technologies to find and exploit vulnerabilities.  Our electronic infrastructure, and information technology systems maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access, disable, destroy, maliciously control or cause other business disruptions.  In some cases, it is difficult to anticipate or to detect immediately such incidents and any damage caused.  While these types of incidents have not had a material impact on our business to-date, future incidents involving access to or improper use of our systems, or those of our third-parties, could compromise confidential, proprietary or otherwise sensitive information.

In addition, cyberattacks could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, significant remediation costs, and loss of business and customers relationships, any of which could adversely impact our business, our financial condition, and our operating results. Although we maintain some insurance coverage, we cannot be certain that coverage would apply to cyber risks, that it may be adequate for liabilities incurred, or that any insurer will not accept or deny coverage of future claims.

We may experience problems with the operation of our electronic infrastructure or the technology systems of third parties on which we rely, as well as the development and deployment of new electronic infrastructure, that could adversely affect, or even disrupt, all or a portion of our operations until resolved.  In addition, as a result of the COVID-19 pandemic a large percentage of our salaried employees continue to work remotely full or part-time.  This remote working environment may pose a heightened risk for security breaches or other disruptions of our information technology environment.

Our global operations are subject to data privacy laws and regulations that impose significant compliance costs and create reputational and legal risk.

Due to the international scope of our operations, we may be subject to a complex system of regulatory requirements regarding data privacy, such as the European Union General Data Protection Regulation and California’s Consumer Privacy Act and its amendments.

Our numerous foreign operations are governed by laws, rules and business practices that differ from those of the U.S.  We cannot predict now our future data privacy risks or the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth.

Goodwill and other intangible assets are a component of our assets. As a part of our acquisition of SerEnergy and FES on August 31, 2021, we recognized $29.4 million in goodwill and $19.8 million in other intangible assets. As of December 31, 2021, goodwill was $30.0 million and other intangible assets were $23.3 million of our total assets of $163.0 million. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition.

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

Our second amended and restated certificate of incorporation and our amended and restated bylaws, and the Delaware General Corporations Law (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors or taking other corporate actions, including effecting changes in our management. Among other things, our second amended and restated certificate of incorporation and amended and restated bylaws include provisions regarding:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the limitation of the liability of, and the indemnification of, our directors and officers;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the requirement that directors may only be removed from our board of directors for cause;

•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

•
the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•
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

•
the ability of our board of directors to amend the amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the amended and restated bylaws to facilitate an unsolicited takeover attempt; and

•
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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	reduced liquidity for its securities;

•
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

The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of our common stock at an attractive price due to a number of factors such as those listed in “Risk Factors Relating to Our Operations and Business” and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•	any significant change in our management;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	future sales of our common stock or other securities;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our common stock;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

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

As of March 31, 2022, we have a total of 51,253,591 shares of our common stock outstanding. All shares held by public stockholders prior to the Business Combination and all of the shares issued in the Business Combination to former Old Advent stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates.

The shares of Advent’s common stock reserved for future issuance under the 2021 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total of 6,915,892 shares of common stock have been reserved for future issuance under the 2021 Equity Incentive Plan. We are expected to file one or more registration statements on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to the Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market. The initial registration statement on Form S-8 is expected to cover shares of our common stock.

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

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous for warrant holders.

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

As of December 31, 2021, we had Warrants to purchase an aggregate of 26,369,557 shares of our common stock outstanding. To the extent remaining Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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

We lease approximately 3,400 square feet of offices located in Patras, Greece.  The leases are set to expire on December 31, 2028.  We entered into a lease dated February 5, 2021 for approximately 6,000 square feet of office space at 200 Clarendon Street, Boston, Massachusetts 02116 as the Company’s executive offices.  The term of the lease is five years (unless sooner terminated as provided in the lease agreement).  Through the Fischer Acquisition, we have leased from Fischer the space, comprising approximately 10,750 square feet, in which FES operates and acquired property containing approximately 8,600 square feet of SerEnergy office, production and laboratory facilities located in Aalborg, Denmark.  We also assumed a lease from Fischer in Aalborg, Denmark for approximately 7,000 square meters containing meeting rooms and a warehouse used by SerEnergy, and office, workshop, and warehouse spaces in two locations in Paranaque City, Philippines totaling approximately 10,500 square meters. Through our wholly owned subsidiary, FES, we entered into a lease agreement with fischer group SE & Co. KG in Achern for approximately 1,017 square feet of office space, workspace and outdoor laboratory at 77855 Achern, Im Gewerbegebiet 7 for use by FES.  We have a short-term lease in Somerville, Massachusetts for laboratory space while it builds out a dedicated leased space of approximately 21,400 square feet in the Hood Park complex in Charlestown, Massachusetts.

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

Certain Information Regarding the Trading of Our Common Stock

Our units, Class A common stock and public warrants are listed on the Nasdaq Capital Market under the symbols “ADN” and “ADNW”, respectively.

Holders of Our Common Stock

As of March 31, 2022, there were approximately 50 holders of record of shares of our common stock and 6 holders of record of our warrants. Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.

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

Securities authorized for issuance under equity compensation plans

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Recent sales of unregistered securities

None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This MD&A generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. As used in this MD&A, unless the context indicates otherwise, the financial information and data relating to the year-ended December 31, 2020 are those of Advent Technologies, Inc. and its subsidiaries, the financial information and data for the year-ended December 31, 2021 are those of Advent Technologies Holdings, Inc. and its subsidiaries. See Note 1 “Basis of Presentation” in the accompanying consolidated financial statements for additional information.

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

Business Combination and Public Company Costs

On October 12, 2020, Advent Technologies Inc. (“Advent Technologies”) entered into the Merger Agreement with Advent Technologies Holdings, Inc. (formerly known as “AMCI”), a Delaware corporation, AMCI Merger Sub Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company (“Sponsor”), in its capacity as Purchaser Representative (the “Purchaser Representative”) and Vassilios Gregoriou, in the capacity as Seller Representative ( the “Seller Representative”), pursuant to which, effective February 4, 2021 (the “Closing”), Merger Sub merged with and into Advent Technologies Inc., with Advent Technologies Inc. surviving the Merger as a wholly-owned subsidiary of AMCI and AMCI changed its name to “Advent Technologies Holdings, Inc.”. Advent Technologies Inc. is deemed the accounting predecessor and the combined entity is the successor registrant with the SEC, meaning that Advent Technologies Inc.’s financial statements for previous periods are and will be disclosed in the company’s current and future periodic reports filed with the SEC.

While the legal acquirer in the Merger Agreement is AMCI, for financial accounting and reporting purposes under GAAP, we have determined that Advent Technologies is the accounting acquirer and the Business Combination will be accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Advent Technologies in many respects. Under this method of accounting, AMCI is treated as the acquired entity whereby Advent Technologies is deemed to have issued common stock for the net assets and equity of AMCI, consisting mainly of cash, accompanied by a simultaneous equity recapitalization of AMCI (the “Recapitalization”).

Upon consummation of the Business Combination, the most significant change in Advent Technologies’s reported financial position and results was an increase in cash of approximately $141 million. Total direct and incremental transaction costs of AMCI and Advent Technologies, along with liabilities of AMCI paid off at the Closing, were approximately $23.6 million.

As a consequence of the Business Combination, Advent Technologies became the successor to an SEC-registered and Nasdaq-listed company which has required and will require Advent to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Advent expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

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

Business Developments

Share Purchase Agreement

On August 31, 2021, pursuant to the Share Purchase Agreement (the “Purchase Agreement”), dated as of June 25, 2021, by and between Advent Technologies Holdings, Inc. (the “Company” or the “Buyer”) and F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”), the Company acquired (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES” and together with SerEnergy, the “Target Companies”), together with certain outstanding shareholder loan receivables. As consideration for the transactions contemplated by the Purchase Agreement, the Company paid to the Seller €15,000,000 in cash and on August 31, 2021, the Company issued to the Seller 5,124,846 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”).

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

Announced Projects White Dragon & Green HiPo (4.65GW Green Hydrogen & 400MW Fuel Cells), approved by Greek Government and submitted to EU

On September 7, 2021, Advent announced that two Greek Important Projects of Common European Interest (“IPCEI”) had been approved by the Greek Minister of Development and Investments and the Greek Minister of Environment, Energy, and Climate Change. The programs submitted by Advent and the White Dragon consortium of companies aspire to replace Greece’s largest coal-fired plants with renewable solar energy parks, which will be supported by green hydrogen production (4.65GW), and fuel cell heat and power production (400MW). The projects are part of the “Hydrogen Technologies” IPCEI and will now move towards approval at the European Union (“EU”) level. As a next step, Advent will demonstrate before the European Commission the economic, environmental, financial, social, and technical feasibility of the projects and the positive spillover effects to the European economy and society. Advent hopes to receive final notification from the European Commission in the second or third quarter of 2022. If approved, the Company will be the technology partner for an €8 billion project.

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

Advent and BASF New Business GmbH (“BASF”) signed a Memorandum of Understanding (“MoU”)

On December 13, 2021, it was announced that the MoU aims to develop and increase the manufacturing scale of advanced fuel cell membranes designed for long-term operations under extreme conditions.  BASF intends to improve the long-term stability of its Celtec® membrane and to increase production capacity with advanced technical capabilities to enable further improved and competitive Advent fuel cell systems and MEAs.  Under the agreement the two companies will explore the implementation of high-volume manufacturing for the Celtec® membranes, utilize Advent’s fuel cell stack and system testing facilities to assess and qualify the new Celtec® membrane for the SereneU (telecom power), M-ZERØ (methane emissions reduction), and Honey Badger (portable power, defense) Advent product families.  Furthermore, BASF supports the realization of large-scale Important Projects of Common European Interests (“IPCEIs”) White Dragon and Green HiPo (pending EU approval), through materials for power generation, hydrogen generation, and power storage.  The goal of the two projects as submitted by Advent and the White Dragon consortium of companies is to replace Greece’s largest coal-fired power plants with renewable solar energy parks, which will be supported by CO2-free hydrogen production (4.65GW), and fuel cell heat and power production (400MW).  In addition, BASF will also evaluate the producibility of the ion-pair membrane developed in collaboration by Advent and the U.S. Department of Energy.  Advent has substantial experience in the development of high-temperature PEM fuel cell systems namely for stationary and portable applications as well as critical components such as MEAs and Gas Diffusion Electrodes (“GDEs”).  Advent is working to increase the performance and scope of its products to satisfy the requirements of its customers and to address new applications.  BASF has substantial experience in the manufacturing and development of proton-conducting membranes, GDEs, HT-PEM MEAs and the pertinent chemicals, catalysts, and compositions for their application in hydrogen separation and fuel cells.  BASF is constantly improving the quality, robustness and performance of its products to support growth in fuel cell systems applications.

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

UltraCell Purchase Agreement

On February 18, 2021, Advent Technologies Inc., entered into a Membership Interest Purchase Agreement (the “MI Purchase Agreement”) with Bren-Tronics, Inc. (“Bren-Tronics”) and UltraCell, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Bren-Tronics (“UltraCell”). Pursuant to the MI Purchase Agreement, and subject to the terms and conditions therein, on February 18, 2021, Advent acquired 100% of the issued and outstanding membership interests in UltraCell, for $4 million and a maximum of $6 million upon achievement of certain milestones. Advent also assumed the terms of Bren-Tronics lease for property used in UltraCell’s operations in Livermore, California.

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

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1,498,070. The lease has a term of eight years and five months, with an option to extend for five years and is expected to commence in August 2022.  The Company provided security in the form of a security deposit in the amount of $750,000, upon commencement of the lease.

On August 31, 2021, the Company through its wholly owned subsidiary, FES, entered into a lease agreement by and among the Company, in its capacity as lessee, and fischer group SE & Co. KG, having its registered seat in Achern, in its capacity as lessor.  The lease provides for the rental by the Company of office space, workspace and outdoor laboratory at 77855 Achern, Im Gewerbegebiet 7 for use by FES.  Under the terms of the lease, the Company leases 1,017 square feet at a monthly basic rate of Euros 7,768 plus VAT. The lessor has granted the lessee an option right to extend the lease by another five years at the terms and conditions of the lease agreement (option term).  The option right must be exercised by written declaration of the lessee and delivered to the lessor not later than ninety days prior to the expiration of the fixed term.  The lessee is entitled to terminate the lease early (even during fixed lease term or option term), to the end of each calendar quarter with a notice period of four months. The lessee is obliged to furnish security to the lessor upon occupying the leased premises.  The Company provided security in the form of a parent guarantee for a maximum amount of Euro 30,000.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of December 31, 2021, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Basis of Presentation

Advent’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The Company has determined that it operates in one reportable segment. See Note 1 “Basis of Presentation” in the accompanying consolidated financial statements for more information.

Components of Results of Operations

Revenue

Revenues consist of sales of goods (MEAs, membranes, fuel cell stacks, fuel cell systems and electrodes).  Advent expects revenues to increase materially and be weighted towards fuel cell systems and MEA sales over time, in line with the projected increase in MEA production in response to customer demand.

Cost of Revenues

Cost of revenues consists of consumables, raw materials, processing costs and direct labor costs associated with the assembly and manufacture of MEAs, membranes, fuel cell stacks and systems and electrodes. Advent expects cost of revenues to increase substantially in line with increased production.  Advent recognizes cost of revenues in the period that revenues are recognized.

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

Administrative and Selling Expenses

Administrative and selling expenses consist of travel expenses, indirect labor costs, fees paid to consultants, third parties and service providers, taxes and duties, legal and audit fees, depreciation, business development salaries and limited marketing activities, and incentive and stock-based compensation expense. Advent expects administrative and selling expenses to increase in line with MEA production and revenue as the business scales up, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services. Depreciation is also expected to increase as the Company invests in fixed assets in support of the scale-up of the business.

Other Income / (Expenses)

Other income / (expenses) consist of additional de minimis incidental income / (expenses) incurred by the business. These income / (expenses) are expected to remain at a de minimis level in the future.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $22.7 million for the year ended December 31, 2021 represents the change in fair value of the Private Placement Warrants and Working Capital Warrants from February 4, 2021 to December 31, 2021.

Finance Costs

Finance costs consist mainly of bank charges. Finance costs are not anticipated to increase materially as Advent is not intending to take on substantial borrowings at the corporate level in the near future.

Foreign exchange differences, net

Foreign exchange differences, net consists of foreign exchange gains or losses on transactions denominated in foreign currencies and on translation of monetary items denominated in foreign currencies. As the Company scales up, its foreign exchange exposure is likely to increase given its revenues are denominated in both euros and dollars, and a portion of the Company’s costs are denominated in euros.

Amortization of intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell is the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years, for which amortization expense of $(0.4) million has been recognized for the period from the acquisition date of UltraCell to December 31, 2021.

The intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES are the Patents amounting to $16.9 million, the Process know-how (IPR&D) amounting to $2.6 million and the Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year.  Amortization expense of $(0.8) million has been recognized in relation to these intangibles for the period from the acquisition date of SerEnergy and FES to December 31, 2021.

Income taxes

Income taxes amounting to $0.9 million for the year ended December 31, 2021 mainly relates to current income tax benefit of its subsidiary SerEnergy and deferred income tax benefit on tax losses of its subsidiary FES and on intangible assets recognized upon the acquisition of SerEnergy and FES.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2021 and 2020, and the changes between periods.

	Years Ended December 31,
	2021	2020	$ change	% change
Revenue	$7,068,842	$882,652	$6,186,190	700.9%
Cost of revenue	(5,406,216)	(513,818)	(4,892,398)	952.2%
Gross profit	1,662,626	368,834	1,293,792	350.8%
Income from grants	829,207	206,828	622,379	300.9%
Research and development expenses	(3,540,540)	(102,538)	(3,438,002)	3,352.9%
Administrative and selling expenses	(41,876,741)	(3,546,856)	(38,329,885)	1,080.7%
Amortization of intangible assets	(1,184,830)	-	(1,184,830)	N/A
Operating loss	(44,110,278)	(3,073,732)	(41,036,546)	1,335.1%
Fair value change of warrant liability	22,743,057	-	22,743,057	N/A
Finance expenses, net	(51,561)	(5,542)	(46,019)	830.4%
Foreign exchange losses, net	(42,708)	(26,072)	(16,636)	63.8%
Other income (expenses), net	15,638	(15,696)	31,334	(199.6)%
Loss before income taxes	(21,445,852)	(3,121,042)	(18,324,810)	587.1%
Income taxes	922,510	-	922,510	N/A
Net loss	$(20,523,342)	$(3,121,042)	$(17,402,300)	557.6%
Net loss per share
Basic loss per share	$(0.45)	$(0.15)	$(0.30)	N/A
Basic weighted average number of shares	45,814,868	20,518,894	N/A	N/A
Diluted loss per share	$(0.45)	$(0.15)	$(0.30)	N/A
Diluted weighted average number of shares	45,814,868	20,518,894	N/A	N/A

Revenue

Our total revenue from product sales increased by approximately $6.2 million or 700.9% from approximately $0.9 million in the year ended December 31, 2020 to approximately $7.1 million in the year ended December 31, 2021. The increase in revenue was related to a) increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products, b) revenue from UltraCell’s operations (acquired on February 18, 2021) and c) revenue from SerEnergy and FES’s operations (acquired on August 31, 2021).

Cost of Revenues

Cost of revenues increased by approximately $4.9 million from approximately $0.5 million in the year ended December 31, 2020 to approximately $5.4 million in the year ended December 31, 2021. The increase in cost of revenues was directly related to the increased revenues and the requirement for increased production of MEAs and fuel cell systems to satisfy customer demand, as well as, cost of revenues attributed to UltraCell’s, SerEnergy’s and FES’s operations.

Gross profit, which is revenue, net minus the cost of revenue, increased to $1.7 million in the year ended December 31, 2021 from $0.4 million in the year ended December 31, 2020.

Research and Development Expenses

Research and development expenses were approximately $3.5 million in the year ended December 31, 2021, primarily related to the Company’s cooperative research and development agreement with the U.S. Department of Energy, as well as the research and development costs of SerEnergy and FES in the four-month period from September 1, 2021 to December 31, 2021.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $41.9 million in the year ended December 31, 2021, and $3.5 million in the year ended December 31, 2020. The increase was primarily due to one-time transaction costs following the Business Combination amounting to $5.9 million, the increased personnel in the Greece and Boston offices, the recognition of stock-based compensation expense amounting to $7.7 million, incentive compensation costs, administrative and selling expenses associated with being a public company, costs of the SerEnergy/FES businesses post-acquisition and a non-recurring $2.4 million charge for executive severance.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $22.7 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants from February 4, 2021 to December 31, 2021.

Liquidity and Capital Resources

As of the date of this filing of the Annual Report on Form 10-K, Advent’s existing cash resources and projected cash flows are anticipated to be sufficient to support planned operations for the next 12 months after the date hereof.  This is based on the amount of cash we raised in the Business Combination and projected results over the next 12 months.

The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2021 and 2020, and the changes between periods.

	Years Ended December 31,
	2021	2020	$ change	% change
Net Cash used in Operating Activities	$(35,837,000)	$(1,425,068)	$(34,411,932)	2,414.8%

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	6,970	-	6,970	N/A
Purchases of property and equipment	(3,920,470)	(122,508)	(3,797,962)	3,100.2%
Purchases of intangible assets	(17,747)	-	(17,747)	N/A
Advances for the acquisition of property and equipment	(2,200,158)	-	(2,200,158)	N/A
Acquisition of a subsidiary, net of cash acquired	(19,425,378)	-	(19,425,378)	N/A
Net Cash used in Investing Activities	$(25,556,783)	$(122,508)	$(25,434,275)	20,761.3%

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	141,120,851	-	141,120,851	N/A
Proceeds of issuance of preferred stock	-	1,430,005	(1,430,005)	(100.0)%
Proceeds from issuance of non-vested stock awards	-	21,756	(21,756)	(100.0)%
Repurchase of shares	-	(69,431)	69,431	(100.0)%
Proceeds of issuance of common stock and paid-in capital from warrants exercise	262,177	-	262,177	N/A
State loan proceeds	118,274	-	118,274	N/A
Repayment of convertible promissory notes	-	(500,000)	500,000	(100.0)%
Net Cash provided by Financing Activities	$141,501,302	$882,330	$140,618,972	15,937.2%

Net increase in cash and cash equivalents	$80,107,519	$(665,246)	$80,772,765	(12,141.8)%
Effect of exchange rate changes on cash and cash equivalents	(858,823)	(18,035)	(840,788)	4,662.0%
Cash and cash equivalents at the beginning of year	515,734	1,199,015	(683,281)	(57.0)%
Cash and cash equivalents at the end of year	$79,764,430	$515,734	$79,248,696	15,366.2%

Cash flows used in Operating Activities

Advent’s cash flows used in operating activities reflect the income statement position adjusted for working capital movements in current assets and liabilities. As Advent grows, it expects that operating cash flows will be affected by increased working capital needs to support growth in personnel-related expenditures and fluctuations in accounts receivable, inventory, accounts payable and other current assets and liabilities.

Net cash used in operating activities was approximately $(35.8) million for the year ended December 31, 2021, which related to outflows in connection with one-time transaction costs, administrative and selling expenses, research and development expenses, and costs associated with insurances services and other consulting services.

Net cash used in operating activities was approximately $(1.4) million for the year ended December 31, 2020, mainly related to payments to suppliers, net of receipts from customers.

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities were approximately $(25.6) million for the year ended December 31, 2021, which related to the acquisition of fixed assets and the amounts paid for the acquisition of UltraCell LLC on February 18, 2021 and the acquisition of SerEnergy and FES on August 31, 2021, net of cash acquired. Advent expects to invest substantially in fixed assets, plant and equipment in the near future as it executes its product development programs.

Advent’s cash flows from investing activities were approximately $(0.1) million for the year ended December 31, 2020, which related to the acquisition of fixed assets.

Cash Flows from Financing Activities

Advent’s cash flows from financing activities were approximately $141.5 million for the year ended December 31, 2021, which related to the cash amount contributed at the date of the Merger (February 4, 2021) and proceeds from issuance of common stock and additional paid-in capital from warrants exercise.

Advent’s cash flows from financing activities were approximately $0.9 million for the year ended December 31, 2020, which related to proceeds of issuance of preferred stock and repayment of loan.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of December 31, 2021, and 2020, Advent recognized contract assets of $1,617,231 and $85,930, respectively on the consolidated balance sheets. The balance as of December 31, 2021 includes an amount of $587,267 from the SerEnergy and FES acquisition.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of December 31, 2021, and 2020, Advent recognized contract liabilities of $1,118,130 and $167,761, respectively, in the consolidated balance sheets. During the year ended December 31, 2021, the Company recognized the whole amount of $167,761 in revenues. The balance as of December 31, 2021 amounting to $1,118,130 was from the SerEnergy and FES acquisition.

Off-Balance Sheet Commitments and Arrangements

Since the date of our incorporation, Advent has not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Estimates

Advent’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires Advent to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to Advent’s financial statements.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2021 and 2020.

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

Advent will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of Advent’s first fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended,  (b) the last date of Advent’s fiscal year in which Advent has total annual gross revenue of at least $1.1 billion, (c) the date on which Advent is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Advent has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

While Advent’s significant accounting policies are described in the notes to Advent’s financial statements (see Note 2 in the consolidated financial statements), Advent believes that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies Advent believes are the most critical to aid in fully understanding and evaluating Advent’s financial condition and results of operations.

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

We have assessed that each product sold is a single performance obligation because the promised goods are distinct on their own and within the context of the contract. In cases where the agreement includes customization services for the contracted products, we are providing integrated services; therefore, the goods are not separately identifiable, but are inputs to produce and deliver a combined output and form a single performance obligation within the context of the contract. Furthermore, we assessed whether it acts as a principal or agent in each of its revenue arrangements and has concluded that in all sales transactions it acts as a principal. Additionally, we, taking into consideration the guidance and indicative factors provided by ASC 606, concluded that it provides assurance type warranties (warranty period is up to two years) as it does not provide a service to the customer beyond fixing defects that existed at the time of sale. We, based on historical performance, current circumstances, and projections of trends, estimated that no allowance for returns as per warranty policy should be recognized, at the time of sale, accounted for under ASC 460, Guarantees.

Under ASC 606, we estimate the transaction price, including variable consideration, at the commencement of the contract and recognize revenue over the contract term, rather than when fees become fixed or determinable. In other words, where contracts with customers include variable consideration (i.e. volume rebates), we estimate at contract inception the variable consideration and adjust the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Furthermore, no material rights or significant financing components have been identified in our contracts. Payment terms generally include advance payment requirements. The time between a customer’s payment and completion of the performance obligation is less than one year. Payment terms are in the majority fixed and do not include variable consideration, except from volume rebates.

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

In the majority of cases of product sales, revenue is recognized at a point in time when the customer obtains control of the respective goods that is, when the products are shipped from our facilities as control passes to the customer in accordance with agreed contracts and the stated shipping terms. In cases where the contract includes customization services, which one performance obligation is identified, revenue is recognized over time as our performance does not create an asset with alternative use and we have an enforceable right to payment for performance completed to date. We use the input method (i.e., cost-to-cost method) to measure progress towards complete satisfaction of the performance obligation.

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

We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, or more frequently, if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required.  When the Company determines a fair value test is necessary, it estimates the fair value of a reporting unit and compares the result with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. Currently, we identify one reporting unit.

Income Taxes

Advent follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that it is more likely than not that such benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Valuation allowances are reassessed periodically to determine whether it is more likely than not that the tax benefits will be realized in the future and if any existing valuation allowance should be released.

Part of the Advent’s business activities are conducted through its subsidiaries outside of U.S. Earnings from these subsidiaries are generally indefinitely reinvested in the local businesses. Further, local laws and regulations may also restrict certain subsidiaries from paying dividends to their parents. Consequently, Advent generally does not accrue income taxes for the repatriation of such earnings in accordance with ASC 740, “Income Taxes.” To the extent that there are excess accumulated earnings that we intend to repatriate from any such subsidiaries, we recognize deferred tax liabilities on such foreign earnings.

Advent assesses its income tax positions and records tax benefits for all years subject to examination based on the evaluation of the facts, circumstances, and information available at each reporting date. For those tax positions with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, Advent records a tax benefit. For those income tax positions that are not likely to be sustained, no tax benefit is recognized in the consolidated financial statements. Advent recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. For those income tax positions that are not likely to be sustained, no tax benefit is recognized in the consolidated financial statements. Advent recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes.

For the years ended December 31, 2021 and 2020, net income tax benefits (provisions) of $922,510 and $0, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

The Company and its U.S. subsidiaries may be subject to potential examination by U.S. federal, state and city, while the Company’s subsidiaries outside U.S. may be subject to potential examination by their taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the U.S. federal, state and city, and tax laws in the countries where business activities of Company’s subsidiaries are conducted. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Warrant Liability

The Company accounts for the 26,369,557 warrants (comprising of 22,029,279 Public Warrants and 3,940,278 Private Placement Warrants) issued in connection with the initial public offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the year ended December 31, 2021.

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

See Note 2 in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption and Advent’s assessment, to the extent Advent has made one, of their potential impact on Advent’s financial condition and results of operations.

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

The following tables show a reconciliation of net income / (loss) to EBITDA and Adjusted EBITDA for the three months ended December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020.

EBITDA and Adjusted EBITDA	Three months ended December 31, (Unaudited)			Years Ended December 31,
(in Millions of US dollars)	2021	2020	$ change	2021	2020	$ change
Net loss	$(9.00)	$(1.70)	(7.30)	$(20.52)	$(3.12)	(17.40)
Depreciation of property and equipment	$0.38	$0.00	0.38	$0.56	$0.02	0.54
Amortization of intangibles	$0.71	$0.00	0.71	$1.18	$0.00	1.18
Finance (income) costs, net	$0.02	$0.01	0.01	$0.05	$0.01	0.04
Other (income) expenses, net	$0.06	$0.04	0.02	$(0.02)	$0.02	(0.04)
Foreign exchange differences, net	$0.04	$0.00	0.04	$0.04	$0.03	0.01
Income tax	$(0.87)	$0.00	(0.87)	$(0.92)	$0.00	(0.92)
EBITDA	$(8.66)	$(1.65)	(7.01)	$(19.63)	$(3.04)	(16.59)
Net change in warrant liability	$(6.91)	$0.00	(6.91)	$(22.74)	$0.00	(22.74)
One-Time Transaction Related Expenses (1)	$0.00	$0.00	0.00	$5.87	$0.00	5.87
One-Time Transaction Related Expenses (2)	$0.00	$0.00	0.00	$0.89	$0.00	0.89
Executive severance (3)	$0.00	$0.00	0.00	$2.44	$0.00	2.44
Adjusted EBITDA	$(15.57)	$(1.65)	(13.92)	$(33.17)	$(3.04)	(30.13)

(1) Bonus awarded after consummation of the Business Combination effective February 4, 2021.
(2) Transaction costs related to the acquisition of SerEnergy/FES.
(3) Former Financial Officer resignation.

Adjusted Net Income/(Loss)

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net income / (loss), primarily because it does not include one-time transaction costs and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three months ended December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020.

Adjusted Net Loss	Three months ended December 31, (Unaudited)			Years Ended December 31,
(in Millions of US dollars)	2021	2020	$ change	2021	2020	$ change
Net loss	$(9.00)	$(1.70)	(7.30)	$(20.52)	$(3.12)	(17.40)
Net change in warrant liability	$(6.91)	$0.00	(6.91)	$(22.74)	$0.00	(22.74)
One-Time Transaction Related Expenses (1)	$0.00	$0.00	0.00	$5.87	$0.00	5.87
One-Time Transaction Related Expenses (2)	$0.00	$0.00	0.00	$0.89	$0.00	0.89
Executive severance (3)	$0.00	$0.00	0.00	$2.44	$0.00	2.44
Adjusted Net Loss	$(15.91)	$(1.70)	(14.21)	$(34.06)	$(3.12)	(30.94)

(1) Bonus awarded after consummation of the Business Combination effective February 4, 2021.
(2) Transaction costs related to the acquisition of SerEnergy/FES.
(3) Former Financial Officer resignation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of December 31, 2021, Advent had a cash balance of approximately $79.8 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

This information required by this item may be found on pages F-1 through F-45 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred.  On August 31, 2021, the Company acquired SerEnergy and FES (the “acquired entities”), as discussed in note 3 “Business Combination” of the Company’s notes to consolidated financial statements.  We have excluded the acquired entities from our assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by us during 2021. The acquired entities are wholly-owned subsidiaries whose total assets and total revenues excluded from our assessment of internal control over financial reporting collectively represent approximately 43% and 33%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2021, our management completed its assessment of the remediation efforts related to the material weakness in internal control over financial reporting reported in our Form 10-Q for the quarter-ended March 31, 2021. Our management has designed and implemented additional control and review procedures, to help us better achieve our disclosure objectives. As a result of the adoption of such procedures and the internal controls implemented during the year-ended December 31, 2021, our management has determined that the previously reported material weakness had been remediated as of December 31, 2021.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  Based on the assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

Other than the disclosure above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Board of Directors

Our business and affairs are managed by or under the direction of our Board. The table below lists the persons who currently serve as executive officers and directors.

Name	Age	Position
Vassilios Gregoriou	57	Chairman, Chief Executive Officer and Director
Kevin Brackman	49	Chief Financial Officer
Christos Kaskavelis	53	Chief Marketing Officer
Emory De Castro	64	Chief Technology Officer and Director
James F. Coffey	59	Chief Operating Officer and General Counsel
Katherine E. Fleming	56	Director
Anggelos Skutaris	57	Director
Katrina Fritz	49	Director

The following is a brief biography of each executive officer and director:

Vassilios Gregoriou has been Chairman and CEO of Advent since inception. Dr. Gregoriou cofounded Advent Technologies Inc. in 2012. In addition, Dr. Gregoriou is an internationally known scientist with research and/or managerial positions in both the U.S. (Northeastern, MIT, Polaroid, Princeton) and Greece (NHRF, FORTH) over his 30-year career so far in the technology sector. His research activity extends over a wide area of subjects in the renewable energy space that include the areas of flexible photovoltaics based on organic semiconductors, optically active materials based on conjugated oligomers and polymer nanocomposites. His published work as co-author includes three books and more than 100 scientific papers. He is also co-inventor of 15 patents. Dr. Gregoriou has more than 25 years of experience in the U.S. market. He has extensive experience in the technical development of new products and in the management of such activities. He holds a Ph.D. in Physical Chemistry from Duke University and he has attended the MBA program at Northeastern University. He was also a NRSA award recipient at Princeton University. He also served as President of Society for Applied Spectroscopy(SAS) in 2001. Dr. Gregoriou is well-qualified to serve on the board of directors due to his extensive scientific, managerial and industry experience.

Kevin Brackman has been Chief Financial Officer of Advent since July 2021. Prior to joining the Company, Mr. Brackman served as Executive Vice President, Chief Financial Officer of Myers Industries, a publicly traded corporation with internationally located manufacturing and sales operations in the polymer production sector. Before his promotion to Chief Financial Officer in 2018, he served as Myers Industries’ Chief Accounting Officer and Corporate Controller. Prior to joining Myers Industries in 2015, Mr. Brackman was Director of Financial Planning and Analysis, Financial Reporting and Technical Accounting at Ingersoll-Rand and previously excelled in a variety of positions at Chiquita Brands International, including Assistant Corporate Controller and Controller - North American operations. Mr. Brackman received his bachelor’s degree in Accounting and Finance from Miami University.

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

Katherine E. Fleming has been a director of Advent since February 2021.  Ms. Fleming has over fifteen years’ experience in Higher Education leadership and has been the Provost of New York University since 2016, with responsibility for allocating financial resources and setting strategic priorities, and with oversight of all Deans and Directors. From 2007-2011 she directed the Institut Remarque at the Ecole Normale Superieure in Paris, and from 2012-2016 she served as the President of the Board of the University of Piraeus. A historian by training, she earned a BA from Barnard College of Columbia University, an MA from the University of Chicago and a Ph.D. from the University of California, Berkeley. She was granted honorary Greek citizenship by the Hellenic Republic in 2015 and in 2019 was named by France to the Legion d’Honneur. Dr. Fleming is well-qualified to serve on the board of directors due to her extensive financial and scholastic experience.

Anggelos Skutaris has been a director of Advent since February 2021.  Mr. Skutaris has a BSc in Economics from Arizona State University and an MBA from the Thunderbird School of Global Management. He has more than 30 years of International experience in banking, finance, management, treasury and investments. He is currently a member of the Incorporation Committee and Chief Investment Officer for Power Bank, a Qatar-based financial institution with a mission to provide Islamic financing to the global energy sector. Key positions he held in the past include: Chief Investment Officer (Janus Continental Group, JCG), Head of Treasury Operations & Transformation (Qatar Airways), Managing Partner (New Symbol Global Advisors), Chief Executive Officer (PiraeusCapital Management), Founder & CEO (OliveTree Management Associates), Group Treasurer (Titan Cement), Head of Equity Financing (Calyon Securities) and Director of Equity Financing (Credit Suisse). Whilst at Titan cement, Mr. Skutaris was instrumental in issuing the largest corporate syndicated facility in Greece, a 5-year, €800 million transaction. Mr. Skutaris is well-qualified to serve on the board of directors due to his extensive business development and financial experience.

Katrina Fritz has been a director of Advent since February 2021.  Ms. Fritz is the Executive Director of the Stationary Fuel Cell Collaborative, leading education and outreach activities with the guidance of state agencies, local air districts and industry. She also works with the National Fuel Cell Research Center on state level clean energy policy and market development. Katrina currently serves as an expert to the European Commission on Horizon 2020 programs for research and innovation and was appointed to the New Jersey Fuel Cell Task Force in January 2021. As Principal of KM Fritz LLC, Katrina has provided advisory and consulting services to global industrial firms related to business and communications strategy in distributed energy generation markets. She has held leadership positions in numerous trade associations and on advisory boards including: The California Hydrogen Business Council, the International Energy Agency’s Fuel Cell Working Group; the U.S. Fuel Cell and Hydrogen Energy Association; the Alliance for Clean Energy New York; the Pacific Clean Energy Application Center at University of California, Berkeley; and the Connecticut Fuel Cell and Hydrogen Coalition. Katrina has held leadership positions at ClearEdge Power (formerly UTC Power), Plug Power and Case Western Reserve University, leading strategic planning, government relations, business development, and corporate communications. She also worked in the software industry in Santa Cruz, California and Watford, United Kingdom. Katrina has a BA degree from the University of Michigan and an MBA from the Weatherhead School of Management at Case Western Reserve University. Ms. Fritz is well-qualified to serve on the board of directors due to her extensive leadership and clean fuel technology experience.

Board Composition

Our authorized board of directors consists of seven members.  As of March 31, 2022, the board of directors had two vacancies. In accordance with the second amended and restated certificate of incorporation, our board of directors is divided into three classes, Classes I, II and III, each to serve a three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. Directors will not be able to be removed during their term except for cause. The directors are divided among the three classes as follows:

•	the Class I directors are Anggelos Skutaris, and Katrina Fritz, and their terms will expire at the annual meeting of stockholders to be held in 2024;

•	the Class II director is Katherine E. Fleming, and her term will expire at the annual meeting of stockholders to be held in 2022; and

•	the Class III directors are Vassilios Gregoriou, and Emory De Castro, and their terms will expire at the annual meeting of stockholders to be held in 2023.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

The board of directors has determined that each of Ms. Fleming, Mr. Skutaris, and Ms. Fritz are independent directors as defined in Nasdaq rules and the applicable SEC rules.  For further information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Board Leadership Structure

The leadership of the Board is currently structured so that it is led by the Chairman, Vassilios Gregoriou, who also serves as the Company’s Chief Executive Officer. When the Chairman of the Board is not an independent director, a Lead Director may be elected annually by the Board. The Board has elected Mr. Skutaris to serve as Lead Director.

Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Committees of the Board of Directors

The board of directors has the authority to appoint committees to perform certain management and administration functions. The Board has established an audit committee, compensation committee and nominating and corporate governance committee.

Audit Committee

Our audit committee consists of Mr. Skutaris, Ms. Fritz and Ms. Fleming. The board of directors has determined that each member is independent under the Nasdaq Stock Market listing standards and Rule 10A-3(b)(1) under the Exchange Act. The chairperson of our audit committee is Mr. Skutaris. Our board of directors has determined that Mr. Skutaris qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq Stock Market.

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

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing policies on risk assessment and risk management;

•	reviewing related party transactions;

•
obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	by the independent registered public accounting firm

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

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and recommending to our board of directors the compensation of our directors;

•	reviewing our executive compensation policies and plans;

•
reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

•	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

•	assisting management in complying with our proxy statement and Annual Report disclosure requirements;

•	if required, producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing and establishing general policies relating to compensation and benefits of our employees; and

•	reviewing our overall compensation philosophy.

Role of the Compensation Consultant

In accordance with the Compensation Committee Charter, the Compensation Committee has the authority to engage, retain and terminate a compensation consultant. The Compensation Committee also has the sole authority to approve the fees of such consultant. The Compensation Committee engaged ClearBridge Compensation Group LLC (“ClearBridge”) as its independent compensation consultant. ClearBridge reports directly to the Compensation Committee, which has authority under the Compensation Committee Charter to retain compensation consultants, although its representatives may also meet with management from time to time.

Services performed by ClearBridge for the Compensation Committee include, but are not limited to:

1.	reviewing and formalizing the Company’s compensation philosophy;

2.	preparation of competitive benchmarking reviews regarding executive compensation;

a.	In 2021, the Company elected to forgo establishing a compensation peer group, and as a result relied on survey data for benchmark purposes, scoped to the Company’s size;

3.	review of cash bonuses paid to executive officers;

4.	review of long-term incentive awards in connection with the Business Combination;

5.	evaluation of compensation program design for 2021;

6.	review and determine go-forward non-employee director compensation program; and

7.	analysis of current trends in executive compensation, and updates regarding applicable legislative and governance activity.

The Compensation Committee determined that the services provided by ClearBridge to the Compensation Committee did not give rise to any conflicts of interest. The Compensation Committee made this determination by assessing the independence of ClearBridge under the applicable rules adopted by the SEC and incorporated into the Nasdaq Corporate Governance Requirements. In making this assessment, the Compensation Committee also considered ClearBridge’s written correspondence to the Compensation Committee that affirmed the independence of ClearBridge and the consultants and employees who provide services to the Compensation Committee on executive compensation matters.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Fleming and Ms. Fritz. The board of directors has determined each proposed member is independent under Nasdaq listing standards. The chairperson of our nominating and corporate governance committee is Ms. Fleming.

Specific responsibilities of our nominating and corporate governance committee include:

•	identifying, evaluating and selecting, or recommending that our board of directors approve, nominees for election to our board of directors;

•	evaluating the performance of our board of directors and of individual directors;

•	reviewing developments in corporate governance practices;

•	evaluating the adequacy of our corporate governance practices and reporting;

•	reviewing management succession plans; and

•	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on its website at www.advent.energy. Information contained on or accessible through such website is not a part of this Annual Report, and the inclusion of the website address in this Annual Report is an inactive textual reference only. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on its website to the extent required by the applicable rules and exchange requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports showing initial ownership of and changes in ownership of the Company’s common stock and other registered equity securities. Based solely upon our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2021, the Company believes that its directors and executive officers and persons who own more than 10% of a registered class of its equity securities have complied with all applicable Section 16(a) filing requirements for fiscal year 2021, except Kevin Brackman filed a late Form 3.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2021 and 2020 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 30, 2021, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)(3)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Vassilios Gregoriou	2021	$800,000	$3,000,000	$9,553,142	$4,647,475	$1,200,000	—	$19,200,617
Chairman of the Board of Directors and Chief Executive Officer	2020	$170,000	—	$323,966	—	—	—	$493,966

Christos Kaskavelis (5)	2021	$358,186	$1,110,000	$3,582,426	$1,742,802	$358,186	—	$7,151,600
Chief Marketing Officer	2020	$120,000	—	$173,896	—	—	—	$293,896

Emory De Castro	2021	$350,000	$1,110,000	$3,582,426	$1,742,802	$350,000	—	$7,135,228
Chief Technology Officer	2020	$150,000	—	$173,896	—	—	—	$323,896

(1)
As of December 31, 2020, an aggregate of $613,970, $120,000, and $426,422 was due in unpaid compensation for prior service to, respectively, Messrs. Gregoriou, Kaskavelis, and De Castro. These amounts were repaid to Messrs. Gregoriou, Kaskavelis, and De Castro in connection with the Business Combination in February 2021.

(2)
The Company entered into transaction bonus letter agreements with each of Messrs. Gregoriou, Kaskavelis, and De Castro, which entitled each executive to receive a transaction bonus which was paid promptly following the Business Combination, contingent upon such executive’s continued employment through the consummation of the Business Combination and execution of a general release of claims.

(3)	The Company entered into employment agreements with each of Messrs. Gregoriou, Kaskavelis, and De Castro, which entitled each executive to receive a one-time sign-on bonus.
(4)
The amounts included under the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of such awards granted during the 2021 and 2020 fiscal years. For more information regarding these share-based compensation arrangements, see Note 16 to the audited Consolidated Financial Statements for the year ended December 31, 2021 included as part of this filing.

(5)	Compensation for Mr. Kaskavelis was paid to Mamaya IKE, a Greek company owned by Mr. Kaskavelis and his wife.

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy and Objectives

The Company operates in a dynamic and rapidly evolving environment, which requires a highly-skilled and technical workforce. As a result, the Company places great emphasis on its ability to attract, retain, and motivate top talent in the industry. The Company achieves these objectives by creating an appropriate balance between achieving short-term results and creating long-term sustainable value to shareholders that reinforces the linkage between pay and performance.

Elements of Executive Compensation

The compensation of executives of the Company includes three main elements: (i) base salary; (ii) an annual bonus; and (iii) long-term equity incentives. Perquisites and personal benefits are not a significant element of compensation for the Company’s executive officers.

Base Salaries

Base salary is provided as a fixed source of compensation for the Company’s executive officers. Adjustments to base salaries are reviewed annually and as warranted throughout the year to reflect promotions or other changes in the scope of an executive officer’s role or responsibilities, as well as to maintain market competitiveness.

On February 4, 2021, from fiscal year 2020 to 2021, Mr. Gregoriou’s annual base salary was increased from $170,000 to $800,000; Mr. Kaskavelis’s annual base salary was increased from $120,000 to $358,186; and Mr. De Castro’s annual base salary was increased from $150,000 to $350,000.

As of December 31, 2020, an aggregate of $613,970, $120,000, and $426,422 was due in unpaid compensation for prior service to, respectively, Messrs. Gregoriou, Kaskavelis, and De Castro. These amounts were repaid to Messrs. Gregoriou, Kaskavelis, and De Castro in connection with the Business Combination.

Annual Bonuses

In 2021, the named executive officers were each eligible to receive an annual cash incentive award, based on the achievement of pre-approved key performance objectives determined by the Compensation Committee.

As provided in their respective employment agreements, the target bonus amount for Mr. Gregoriou was 150% of his base salary and for Messrs. Kaskavelis and De Castro were 100% of their base salaries. Actual bonus payouts vary based on Compensation Committee assessment of executive performance versus pre-established key performance indicators.

In January 2022, the Compensation Committee reviewed the Company’s performance in 2021 relative to these performance objectives, and approved bonuses for the named executive officers equal to 100% of the bonus targets. The bonuses, which were paid in February 2022, were as follows: (i) Mr. Gregoriou, $1,200,000, (ii) Mr. Kaskavelis, $358,186, and (iii) Mr. De Castro, $350,000.

Equity Compensation

In 2021, the Company adopted the Advent Technologies Holdings, Inc. 2020 Incentive Plan (the “Equity Incentive Plan”).  The Equity Incentive Plan advances the Company’s interests by providing for the grant to our employees, directors, consultants and advisors of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on our common stock.

Following the Business Combination, on June 11, 2021, the Compensation Committee made grants to select senior executives. The grants were made to recognize each executive’s role and contributions to date, including outstanding efforts towards a successful transaction, as well as to incentivize and to retain the executives, and to further align them with the post-Business Combination stockholders. Specifically, the Company granted 922,118 time-vested restricted stock units (“RSUs”) and stock options to purchase 922,118 shares of common stock to Vassilios Gregoriou and 345,794 RSUs and stock options to purchase 345,794 shares of common stock to each of Christos Kaskavelis and Emory De Castro.  The stock options have an exercise price of $10.36 per share and all of the awards vest 25% upon each annual anniversary of February 4, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.

In recognition of past service, in 2020, each of our executive officers was granted shares of common stock of Advent Technologies Inc. at a discounted purchase price of $0.01 per share. These shares were issued pursuant to the terms of either the Advent Technologies Inc. 2018-2020 Stock Grant Plan or the Advent Technologies Inc. 2020-2023 Stock Grant Plan (collectively, the “Stock Grant Programs”).  Pursuant to the Stock Grant Programs, Mr. Gregoriou was granted 512,080 shares on March 26, 2020 and 297,834 shares on September 9, 2020, and each of Messrs. Kaskavelis and De Castro was granted 256,040 shares on March 26, 2020 and 178,701 shares on September 9, 2020. In general, under the Stock Grant Programs, if the employee ceased to be employed with Advent for any reason prior to December 31, 2020, Advent had a limited repurchase period to repurchase the granted shares at a price of $0.01 per share. This limited repurchase right lapsed on December 31, 2020.

Transaction Bonus Letter Agreements with Executive Officers

Advent entered into transaction bonus letter agreements with each of Messrs. Gregoriou, Kaskavelis, and De Castro, which entitled each executive to receive a transaction bonus that was payable promptly following the Business Combination, contingent upon such executive’s continued employment through the consummation of the Business Combination and execution of a general release of claims. The transaction bonuses, which were paid at the time of the Business Combination in February 2021, were as follows: (i) for Mr. Gregoriou, $2,500,000, and (ii) $860,000 for each of Messrs. Kaskavelis and De Castro.

One-Time Bonuses

On October 12, 2020, in connection with the execution of the Merger Agreement and the announcement of the Merger, Advent entered into employment agreements, with each of Messrs. Gregoriou and De Castro. In addition, Advent entered into an employment agreement with Mr. Kaskavelis on December 31, 2020. As part of the employment agreements, Advent agreed to pay one-time sign-on bonuses payable in two installments: (i) 50% on the first payroll date following the consummation of the Business Combination and (ii) 50% to be paid on the first payroll date following the one-year anniversary of the consummation of the Business Combination, subject to the applicable executive’s employment through the relevant payment date. The one-time bonuses were as follows: (i) Mr. Gregoriou, $500,000 and (ii) Messrs. Kaskavelis and De Castro, $250,000.

Employment Agreements

Advent is a party to certain offer letters with each of the named executive officers that set forth the initial terms and conditions of the officer’s employment with Advent, each of which has since been superseded by new employment agreements as described in “Executive Compensation-Employment Agreements and Other Arrangements with Executive Officers and Directors-Employment and Consulting Arrangements with Executive Officers and Directors” below. The material terms of these offer letters are summarized below.

Mr. Gregoriou. On December 3, 2012, Advent entered into an offer letter with Mr. Gregoriou, which provided for an annual base salary of $170,000, eligibility to receive an annual performance bonus of cash and performance stock awards and an initial grant of restricted stock awards in an amount equal to 4% of outstanding common stock on Mr. Gregoriou’s date of hire. Pursuant to the offer letter, if Mr. Gregoriou’s employment is terminated without “cause” or if he resigns for “good reason” (as each such term was defined in the offer letter), he is entitled to (i) 6 months’ base salary continuation and (ii) 12 months’ subsidized benefits continuation, in each case subject to Mr. Gregoriou’s execution and non-revocation of a release of claims. As described in further detail in the “Executive Compensation-Employment Agreements and Other Arrangements with Executive Officers and Directors-Employment and Consulting Arrangements with Executive Officers and Directors” section of this filing, effective as of the consummation of the Business Combination, this offer letter is being superseded in its entirety by a new employment agreement between Mr. Gregoriou and Advent.

On October 19, 2019, Mr. Gregoriou separately entered into an agreement with Advent that contained (i) a perpetual confidentiality covenant, (ii) an assignment of intellectual property covenant, (iii) a non-competition covenant for two year post-termination of employment, (iv) a covenant not to solicit any of Advent’s customers or patrons during the two-year period following termination and (v) a covenant not to solicit any of Advent’s employees or consultants during the two-year period following termination.

Messrs. Kaskavelis and De Castro. Neither Messrs. Kaskavelis nor De Castro were previously party to employment agreements with Advent, though each entered into offer letters with Advent in May 2020. These offer letters set forth such executive’s base salary ($120,000 for Mr. Kaskavelis and $150,000 for Mr. De Castro), a bonus target of 100% of base salary, and a right to an award pursuant to the 2020-2023 Stock Grant Plan. As described in further detail in the “Executive Compensation-Employment Agreements and Other Arrangements with Executive Officers and Directors-Employment and Consulting Arrangements with Executive Officers and Directors” section of this filing, in connection with the announcement of the Business Combination, Messrs. Kaskavelis and De Castro each entered into an employment agreement with Advent, which became effective as of the consummation of the Business Combination.

Employee Benefits

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Subsequent to the Business Combination, the Company made matching contributions equal to 100% of the participant’s pre-tax contribution up to a maximum of 5% of the participant’s eligible earnings for U.S employees. Total expense related to the Company’s defined contribution plan was $85,946 for the year ended December 31, 2021.  Advent did not provide, in 2020, any health and welfare benefits or 401(k) retirement plan to its U.S. full-time employees.

As described in Note 2 of the Company’s audited consolidated financial statements for fiscal year 2021, pursuant to Greek Labor Law 2112/1920, employees in Greece are entitled to an indemnity in the event of dismissal or retirement, though as a director, Mr. Gregoriou is not eligible for such indemnity.

Other Compensation Policies

Stock Ownership/Holding Policy

The Company maintains meaningful stock ownership guidelines to reinforce the importance of stock ownership. These guidelines are intended to align the interests of executives and shareholders and to focus the executives on our long-term success. Under these guidelines, each of our active executives and non-employee directors must own shares in accordance with the following schedule:

Role	Required Ownership Level
Chief Executive Officer and Chairman	6.0x Base Salary
Other Executive Officers	3.0x Base Salary
Non-Employee Directors	3.0x Annual Cash Retainer

Shares that count towards satisfying the ownership requirements include:
•	Shares owned by the executive/director, including those obtained through the vesting of restricted stock units and performance stock units
•	Shares owned jointly by the executive/director and spouse or held in trust established by the executive/director for the benefit of the executive/director and/or family members
•	Unvested time-based restricted stock units
•	Note: Unvested performance stock units and unexercised stock options do not count towards satisfying stock ownership requirements

Each executive or non-employee director has 5 years to meet the ownership guidelines starting from when the executive/director first becomes subject to the policy. Executives/directors who do not meet the ownership guidelines after 5 years of being subject to the guidelines are expected to retain 50% of net shares (i.e., shares remaining after payment of taxes) upon vesting or exercise of stock options until they meet the guidelines.

Prohibition on Pledging and Hedging

The Company maintains a comprehensive Insider Trading Policy that includes a prohibition on pledging Company securities or holding Company securities in a margin account. Additionally, the policy prohibits engaging in hedging, monetization and similar transactions in respect of Company securities. This policy, applicable to all officers, directors and associates, was put in place to ensure that the interests of these individuals remain aligned with those of stockholders, and that they continue to have the incentive to execute the Company’s long-term plans and achieve the performance for which their equity awards are intended.

Employment Agreements and Other Arrangements with Executive Officers and Directors

Employment Agreements

On October 12, 2020, in connection with the execution of the Merger Agreement and the announcement of the Business Combination Advent entered into employment agreements, with each of Messrs. Gregoriou, and De Castro. In addition, Mr. Kaskavelis entered into an employment agreement on December 31, 2020. The material terms of these employment agreements are set forth below:

•
Mr. Gregoriou serves as our Chief Executive Officer and Chairman of our board of directors, with an initial annual base salary of $800,000, a one-time signing bonus of $500,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 150% of his annual base salary.

•
Mr. De Castro serves as our Chief Technology Officer, with an annual base salary of $350,000, a one-time signing bonus of $250,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 100% of his annual base salary.

•
Mr. Kaskavelis serves as our Chief Marketing Officer, with an annual base salary of €315,000, a one-time signing bonus of $250,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 100% of his annual base salary.

The sign-on bonuses are payable in two installments: (i) 50% on the first payroll date following the consummation of the Business Combination and (ii) 50% to be paid on the first payroll date following the one year anniversary of the consummation of the Business Combination, subject to the applicable executive’s employment through the relevant payment date.

The employment agreements provide that if an executive’s employment terminates without “cause” or by him for “good reason,” (as such terms are defined in the employment agreement or term sheet, as applicable), the executive will be entitled to (i) up to 12 months’ subsidized medical, dental and vision benefits continuation (18 months for Mr. Gregoriou) and (ii) payment of one times (two times for Mr. Gregoriou) the sum of such executive’s annual base salary and target bonus, payable over 12 months. If such termination of employment without “cause” or resignation for “good reason” occurs within 60 days prior to, or 12 months following, a “change in control” (as such term is defined in the 2021 Equity Incentive Plan), severance is enhanced and provides for (i) up to 18 months’ subsidized medical, dental and vision benefits continuation for all executives, (ii) two times (three times for Mr. Gregoriou) the sum of such executive’s annual base salary and target bonus, payable over 12 months, and (iii) the initial grant of stock options and restricted stock units issued pursuant to the 2021 Equity Incentive Plan, shall become fully vested, and such options will remain exercisable for a period of one year following such termination of employment. Moreover, if the acquirer in such “change in control” does not agree to assume or substitute for equivalent stock options, any unvested portion of the initial grant of stock options shall become fully vested and exercisable at the time of such transaction.

The employment agreements for Messrs. Gregoriou, Kaskavelis, and De Castro each contain (i) a perpetual confidentiality covenant, (ii) an assignment of intellectual property covenant, (iii) a non-competition covenant for one year post-termination of employment (subject to, for Mr. Gregoriou, the Executive’s receipt of at least 50% of the Executive’s highest annualized base salary within the two (2) year period preceding termination) for the entire year, (iv) a covenant not to solicit any of our customers, vendors, suppliers or other business partners during the eighteen (18)-month period following termination and (v) a covenant not to solicit any of our employees or independent contractors during the eighteen (18)-month period following termination.

Consulting Arrangement

Beginning in 2021, the Company entered into a term sheet for Charalampos Antoniou, a member of Advent’s board of directors prior to the Business Combination, providing that he will serve as our Business Development Representative, with annual consulting fees of $240,000 per year and eligibility to earn a discretionary annual performance bonus.

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to awards held by the named executive officers as of December 31, 2021.

	Option Awards (1)				Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Vassilios Gregoriou	‒	922,118	$10.36	6/11/2031	922,118	$6,464,047
Emory De Castro	‒	345,794	$10.36	6/11/2031	345,794	$2,424,016
Christos Kaskavelis	‒	345,794	$10.36	6/11/2031	345,794	$2,424,016
(1)	Option awards vest 25% upon each anniversary of February 4, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(2)
Stock awards consist of grants of restricted stock units that vest 25% upon each anniversary of February 4, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.

(3)	Market value of restricted stock unit awards is based on the closing price of $7.01 per share on December 31, 2021 on the Nasdaq Stock Market.

Director Compensation

Pursuant to offer letters with each of the Company’s non-employee directors (the “Director Offer Letters”), each director receives an annual retainer of $100,000, to be paid quarterly in arrears. In addition, each non-employee director is eligible to receive an annual grant of stock awards for a number of shares of Company common stock determined by dividing $100,000 by the closing price per share of Company common stock on the applicable grant date. In 2021, each non-employee director received a one-time grant of stock award for their work prior to the Business Combination determined by dividing $100,000 by the closing price per share of Company common stock on the applicable grant date. While each of Messrs. Gregoriou, Kaskavelis, and De Castro served as members of the board of directors of the Company in 2021 and 2020, none received additional compensation for director services and all compensation earned by them with respect to their employment with Advent is set forth in the “Summary Compensation Table” above.

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)		Total ($)
Katherine E. Fleming	$100,000		$199,989	$299,989
Katrina Fitz	$100,000		$199,989	$299,989
Anggelos Skutaris	$100,000		$199,989	$299,989
Lawrence M. Clark, Jr. (former director) (3)	$100,000	$	‒	$100,000

(1)
The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 16 - Share Based Compensation” to our consolidated financial statements for the year ended December 31, 2021.

(2)	On June 11, 2021, the company granted to each non-employee director a total of 19,304 restricted stock units, 9,652 of which vested on February 4, 2022 and 9,652 of which vest on June 8, 2022.
(3)	Mr. Clark resigned on January 28, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of March 16, 2022 by:

•	each person known to us to be the beneficial owner of more than 5% of outstanding common stock;
•	each of our named executive officers and directors; and
•	all executive officers and directors as a group

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

The beneficial ownership of Company common stock is based on 51,253,591 shares of common stock outstanding as of March 16, 2022.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	%
Directors and Executive Officers
Vassilios Gregoriou (1)	5,926,564	11.5%
Christos Kaskavelis (2)	3,877,009	7.6%
Emory De Castro (3)	2,297,895	4.5%
Katherine E. Fleming	2,413	*
Anggelos Skutaris	2,413	*
Katrina Fritz	2,413	*
All directors and executive officers as a group (eight individuals)(4)	12,872,308	24.9%
Five Percent Holders:
F.E.R. fischer Edelstahlrohre GmbH (5)	5,124,846	10.0%
BNP Paribas Asset Management UK Ltd. (6)	3,814,184	7.4%
Invesco Ltd. (7)	2,778,867	5.4%
Charalampos Antoniou (8)	2,775,049	5.4%

*	Less than one percent.
(1)	Share amount includes 230,529 shares issuable upon exercise of options.
(2)
Share amount includes (a) 86,448 shares issuable upon exercise of options, and (b) 1,802,405 shares owned by Nemaland Ltd, an entity in which Mr. Kaskavelis and his wife each hold a 50% stake and for which Mr. Kaskavelis holds shared voting and dispositive power with his wife with regard to such shares of Company common stock. The business address of Mr. Kaskavelis is 200 Clarendon Street, Boston, MA 02116. The business address of Nemaland Ltd is 77 Strovolou, Office 204, 2018 Strovolos, 2018, Cyprus.

(3)	Share amount includes an aggregate of 86,448 shares issuable upon exercise of options.
(4)
Share amount includes an aggregate of 489,873 shares issuable upon exercise of options. Unless otherwise indicated, the business address of each of the individuals is 200 Clarendon Street, Boston, MA 02116.

(5)
Pursuant to a Schedule 13G filed with the SEC on September 9, 2021, all shares are held of record by F.E.R. fischer Edelstahlrohre GmbH (“Fischer GmbH”). Fischer GmbH has shares voting and dispositive power over such shares.  Fischer GmbH is 100% owned by fischer group SE & Co. KG (“Fischer KG”). Johann Fischer holds an interest and 51% of the voting power in Fischer KG. The remaining interests in Fischer KG are held by Hans-Peter Fischer, Roland Fischer and Michaela Behrle. The business address for such entities and persons is Im Gewerbegebiet 7, 77855 Achern-Fautenbach, Germany.

(6)
Pursuant to a Schedule 13G filed with the SEC on January 31, 2022, BNP Paribas Asset Management UK Ltd. (“BNP”) has sole voting and dispositive power over such shares. The business address for BNP is 5 Aldermanbury Square, London, EX2V 7BP.

(7)
Pursuant to a Schedule 13G filed with the SEC on February 14, 2022, Invesco Capital Management LLC is a subsidiary of Invesco Ltd. (“Invesco”) and it advises the Invesco WilderHill Clean Energy ETF which owns 5.41% of such shares. However, no one individual has greater than 5% economic ownership. The shareholders of the Fund have the right to receive or the power to direct the receipt of dividends and proceeds from the sale of securities listed above. Invesco has sole voting and dispositive power over such shares.  The business address for Inveso is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309

(8)
Share amount includes 1,784,389 shares owned by Neptune International AG, an entity for which Mr. Antoniou holds shared voting and dispositive power with regard to such shares of Company common stock. The business address of Mr. Antoniou is Bernoldweg 14, ZUG, 6300, Switzerland. The business address of Neptune International AG is Bahnhofstrasse 7, ZUG, 6300, Switzerland.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2021. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,624,894		$9.63	1,588,899
Equity compensation plans not approved by stockholders	‒	$	‒	‒
Total	2,624,894		$9.63	1,588,899

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2021 to which we have been a participant in which the amount involved, exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Officer and Director Compensation.”

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

Private Placement Securities

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 5,500,000 private placement warrants at a price of $1.00 per warrant ($5,500,000.00 in the aggregate in a private placement with our sponsor. On November 27, 2018, the underwriters partially exercised their over-allotment option and purchased an additional 2,052,077 units at a price of $10.00 per unit upon receiving notice of the underwriters’ election to partially exercise their over-allotment option, generating additional gross proceeds of $20,520,770, which were placed in the Trust Account and incurring additional offering costs of $410,416 in underwriting fees, which were paid via the purchase by our sponsor of an additional 410,416 private placement warrants at a price of $1.00 ($410,416 in the aggregate) in a private placement on November 27, 2018, simultaneously with the partial exercise of the underwriters’ over-allotment option.

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

Voting Agreement

Simultaneously with the execution of the Merger Agreement, AMCI and Advent entered into voting agreements (the “Voting Agreements”) with certain insiders of Advent holding in the aggregate approximately 40% of Advent’s outstanding capital stock. Pursuant to the Voting Agreements, each such stockholder agreed, among other things, to vote all of its shares of Advent stock in favor of the Merger Agreement and related transactions and to otherwise take certain other actions in support of the Merger Agreement and related transactions and the other matters submitted to Advent stockholders for their approval, and provide a proxy to the Company to vote such Advent stock accordingly. The Voting Agreements prevent transfers of the Advent stock held by such stockholder between the date of the Voting Agreement and the date of the Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreement

Simultaneously with the execution and delivery of the Merger Agreement, certain former stockholders of Advent, who collectively owned 23,735,315 shares of our common stock as of February 5, 2021, entered into a Lock-Up Agreement, which expired on February 4, 2022, with the Company and the Purchaser Representative (each, a “Lock-Up Agreement”).  Pursuant to the Lock-Up Agreements, each Advent stockholder party thereto agreed not to, during the period commencing from the Closing and ending on the one (1) year anniversary of the Closing (subject to early release if the closing price of the Company’s common stock equals or exceeds $12.00 per share for any 20 out of 30 trading days commencing 150 days after the Closing and also subject to early release if the Company, following the Business Combination, consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property): (x) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (y) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (z) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (x), (y) or (z) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement).

Similarly, our sponsor, who as of February 5, 2021, along with its permitted transferees, owned a total of 5,513,019 shares of our common stock, agreed to a substantially identical lock-up in connection with the initial public offering (and its permitted transferees are subject to such lock-up with respect to the shares transferred to such permitted transferees), which expired on February 4, 2022. Additionally, our sponsor, who as of February 5, 2021, along with its permitted transferees, owned a total of 4,340,278 private placement warrants and working capital warrants, agreed with the Company not to dispose of or hedge any of the private placement warrants or working capital warrants or shares of our common stock underlying such warrants during the period from the date of the Closing continuing through the date that is 30 days after the Closing.

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

Director Independence

Our Board has determined that three (3) of our directors, Dr. Fleming, Mr. Skutaris, and Ms. Fritz, are independent directors in accordance with the listing requirements of the Nasdaq Stock Market, or Nasdaq. Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent and that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the independent directors or by a nominating and corporate governance committee comprised solely of independent directors. Under the rules of the Nasdaq Stock Market, a director will only qualify as “independent” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such person is “independent” as defined by the applicable rules of the Nasdaq Stock Market and the Exchange Act.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that three of our directors are “independent directors” as defined under applicable rules of the Nasdaq Stock Market, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Gregoriou is not an independent director under these rules because he is our Chief Executive Officer. Emory De Castro is not an independent director under these rules because he is our Chief Technology Officer.

Former Chief Financial Officer Resignation

On July 1, 2021, William Hunter resigned from Advent Technologies Holdings, Inc. (the “Company”) from his positions as President, Chief Financial Officer and as a director of the Company, effective immediately.

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

Item 14.	Principal Accounting Fees and Services.

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

The following is a summary of fees paid or to be paid to EY and Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by EY in connection with regulatory filings. The aggregate fees of EY and Marcum related to audit and review services totaled $851,573 for the year ended December 31, 2021 and $100,425 for the year ended December 31, 2020, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we paid EY $11,827 in audit-related fees. During the year ended December 31, 2020, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay EY or Marcum for tax return services, planning and tax advice for each of the year ended December 31, 2021 and December 31, 2020.

All Other Fees. We did not pay EY or Marcum for any other services for each of the year ended December 31, 2021 and December 31, 2020.

Pre-Approval Policy

Our audit committee is responsible for approving or pre-approving all auditing services (including comfort letters and statutory audits) and all permitted non-audit services by the independent auditor and pre-approve the related fees. Pursuant to its charter, the audit committee delegated to each of its members, acting singly, the authority to pre-approve any audit services if the need for consideration of a pre-approval request arises between regularly scheduled meetings, with such approval presented to the audit committee at its next scheduled meeting or as soon as practicable thereafter.

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
2.1
Agreement and Plan of Merger, dated as of October 12, 2020 by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.2
First Amendment to Agreement and Plan of Merger, dated as of October 19, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.2 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.3
Second Amendment to Agreement and Plan of Merger, dated as of December 31, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.3 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.4
Share Purchase Agreement, dated as of June 25, 2021, by and between Advent Technologies Holdings, Inc. and F.E.R. Fischer Edelstahlrohre GmbH (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

3.2	Amended and Restated Bylaws of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

4.1
Warrant Agreement, dated November 15, 2018 by and between AMCI Acquisition Corp. and Continental Stock Transfer & Trust company, as warrant agent (incorporated by reference to Exhibit 4.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

4.2
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filed with the SEC on May 20, 2021).

10.1
Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.13 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333- 250946), filed with the SEC on January 14, 2021).

10.2
Securities Subscription Agreement, dated June 25, 2018, between AMCI and our sponsor (incorporated by reference to Exhibit 10.5 of AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

10.3
Warrants Purchase Agreement, dated November 15, 2018, between AMCI and our sponsor (incorporated by reference to Exhibit 10.5 of AMCI Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on November 20, 2018).

10.4
Registration Rights Agreement, dated November 15, 2018, by and among AMCI, our sponsor and the holders party thereto (incorporated by reference to Exhibit 10.3 of AMCI Acquisition Corp’s Current Report on Form 8-K, filed with the SEC on November 20, 2018).

10.5
Form of Voting Agreement, dated as of October 12, 2020, by and among AMCI, Advent and the stockholder of Advent party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.6
Form of Lockup Agreement, dated as of October 12, 2020, by and among AMCI, the Purchaser Representative and the stockholder of Advent party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2020).

10.7+
Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies Inc. and Vassilios Gregoriou (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.8+
Employment Agreement, dated as of January 12, 2021, by and between Advent Technologies Inc. and William Hunter (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.8(a)+
Separation Agreement and General Release between William Hunter and Advent Technologies Holdings, Inc., dated as of July 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).

10.9+
Employment Agreement, dated as of December 31, 2020, by and between Advent Technologies SA and Christos Kaskavelis (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.10+
Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies Inc. and Emory De Castro (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.11+
Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies, Inc. and James F. Coffey (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.12+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.13+	Form of Director Offer Letters (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.14
Offer Letter Agreement, dated as of July 2, 2021, by and between Advent Technologies Holdings, Inc. and Kevin Brackman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).

10.15+
Employment Agreement, dated as of August 13, 2021, by and between Advent Technologies, Inc. and Kevin Brackman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.16
Lease Agreement, dated as of February 5, 2021 by and between Advent Technologies, Inc. and BP Hancock LLC. (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.17
Lease Agreement, dated as of March 8, 2021, by and between Advent Technologies, Inc. and Hood Park LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 26, 2021).

10.18+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2021)

10.19
Lease Agreement, dated as of September 2, 2019, by and between Advent Technologies S.A. and Patras Science Park S.A. (English summary of Greek original) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.20
Lease Agreement, dated as of September 25, 2019, by and between Advent Technologies S.A. and Patras Science Park S.A. (English summary of Greek original) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.21*	Lease Agreement, dated as of August 30, 2021, by and between Advent Technologies GmbH and fisher group SE & Co.,KG (English summary of German original)

16.1	Letter from Marcum LLP to the SEC, dated February 9, 2021 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith
+	Indicated a management or compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advent Technologies Holdings, Inc.

	By:	/s/ Kevin Brackman
March 31, 2022	Name:	Kevin Brackman
	Title:	Chief Financial Officer

Name	Position	Date

/s/ Vassilios Gregoriou	Chief Executive Officer and Chairman of the Board	March 31, 2022
Vassilios Gregoriou

/s/ Kevin Brackman	Chief Financial Officer	March 31, 2022
Kevin Brackman

/s/ Emory De Castro	Chief Technology Officer and Director	March 31, 2022
Emory De Castro

/s/ Katherine E. Fleming	Director	March 31, 2022
Katherine E. Fleming

/s/ Anggelos Skutaris	Director	March 31, 2022
Anggelos Skutaris

/s/ Katrina Fritz	Director	March 31, 2022
Katrina Fritz

ADVENT TECHNOLOGIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advent Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advent Technologies Holdings, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/Ernst & Young (Hellas) Certified Auditors Accountants S.A.

We have served as the Company’s auditor since 2020.

Athens, Greece

March 31, 2022

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(All amounts in USD)

	As of
ASSETS	December 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$79,764,430	$515,734
Accounts receivable, net	3,138,603	421,059
Due from related parties	-	67,781
Contract assets	1,617,231	85,930
Inventories	6,957,776	107,939
Prepaid expenses and Other current assets	5,872,758	496,745
Total current assets	97,350,798	1,695,188
Non-current assets:
Goodwill	30,030,498	-
Intangibles, net	23,343,586	-
Property, plant and equipment, net	8,584,988	198,737
Other non-current assets	2,475,346	136
Deferred tax assets	1,245,539	-
Total non-current assets	65,679,957	198,873
Total assets	$163,030,755	$1,894,061
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Trade payables	$4,837,369	$881,394
Due to related parties	-	1,114,659
Deferred income from grants, current	205,212	158,819
Contract liabilities	1,118,130	167,761
Other current liabilities	12,513,770	904,379
Income tax payable	195,599	201,780
Total current liabilities	18,870,080	3,428,792
Non-current liabilities:
Warrant liability	10,373,264	-
Deferred tax liabilities	2,499,920	-
Defined benefit obligation	90,066	33,676
Deferred income from grants, non-current	-	182,273
Other long-term liabilities	995,634	42,793
Total non-current liabilities	13,958,884	258,742
Total liabilities	32,828,964	3,687,534
Commitments and contingent liabilities
Stockholders’ equity / (deficit)
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at December 31, 2021 and December 31, 2020; Issued and outstanding: 51,253,591 and 25,033,398 at December 31, 2021 and December 31, 2020, respectively)	5,125	2,503
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at December 31, 2021 and December 31, 2020; nil issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Additional paid-in capital	164,894,039	10,993,762
Accumulated other comprehensive (loss) / income	(1,272,513)	111,780
Accumulated deficit	(33,424,860)	(12,901,518)
Total stockholders’ equity / (deficit)	130,201,791	(1,793,473)
Total liabilities and stockholders’ equity	$163,030,755	$1,894,061

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in USD, except for number of shares)

	Years Ended December 31,
	2021	2020
Revenue	$7,068,842	$882,652
Cost of revenue	(5,406,216)	(513,818)
Gross profit	1,662,626	368,834
Income from grants	829,207	206,828
Research and development expenses	(3,540,540)	(102,538)
Administrative and selling expenses	(41,876,741)	(3,546,856)
Amortization of intangible assets	(1,184,830)	-
Operating loss	(44,110,278)	(3,073,732)
Fair value change of warrant liability	22,743,057	-
Finance income / (expenses), net	(51,561)	(5,542)
Foreign exchange losses, net	(42,708)	(26,072)
Other income (expenses), net	15,638	(15,696)
Loss before income taxes	(21,445,852)	(3,121,042)
Income taxes	922,510	-
Net loss	$(20,523,342)	$(3,121,042)
Net loss per share
Basic loss per share	$(0.45)	$(0.15)
Basic weighted average number of shares	45,814,868	20,518,894
Diluted loss per share	$(0.45)	$(0.15)
Diluted weighted average number of shares	45,814,868	20,518,894

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(All amounts in USD)

	Years Ended December 31,
	2021	2020
Net loss	$(20,523,342)	$(3,121,042)
Other comprehensive income / (loss):
Foreign currency translation adjustments	(1,328,052)	(7,079)
Actuarial (losses) / gains	(56,241)	-
Total other comprehensive loss	(1,384,293)	(7,079)
Comprehensive loss	$(21,907,635)	$(3,128,121)

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)
(All amounts in USD, except for number of shares)

	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ (Deficit) Equity

Balance as of December 31, 2019	314,505	$315	2,108,405	$2,108	888,184	$888	$8,811,647	$(9,767,619)	$118,859	$(833,802)
Retroactive application of recapitalization	(314,505)	(315)	(2,108,405)	(2,108)	13,026,925	503	1,920	-	-	-
Adjusted balance, beginning of year	-	-	-	-	13,915,109	1,391	8,813,567	(9,767,619)	118,859	(833,802)
Issuance of preferred stock*	-	-	-	-	2,225,396	223	1,429,782	-	-	1,430,005
Issuance of non-vested stock awards*	-	-	-	-	9,135,138	913	20,843	-	-	21,756
Repurchase of shares*	-	-	-	-	(242,245)	(24)	(139,911)	(12,857)	-	(152,792)
Recognition of stock grant plan	-	-	-	-	-	-	869,481	-	-	869,481
Net loss	-	-	-	-	-	-	-	(3,121,042)	-	(3,121,042)
Other comprehensive loss	-	-	-	-	-	-	-	-	(7,079)	(7,079)
Balance as of December 31, 2020*	-	$-	-	$-	25,033,398	$2,503	$10,993,762	$(12,901,518)	$111,780	$(1,793,473)
Business combination and PIPE financing	-	-	-	-	21,072,549	2,107	108,005,877	-	-	108,007,984
Share capital increase from warrants exercise	-	-	-	-	22,798	2	262,175	-	-	262,177
Share capital increase	-	-	-	-	5,124,846	513	37,923,348	-	-	37,923,861
Stock based compensation expense	-	-	-	-	-	-	7,708,877	-	-	7,708,877
Net loss	-	-	-	-	-	-	-	(20,523,342)	-	(20,523,342)
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,384,293)	(1,384,293)
Balance as of December 31, 2021	-	$-	-	$-	51,253,591	$5,125	$164,894,039	$(33,424,860)	$(1,272,513)	$130,201,791

* The amounts have been retroactively restated to give effect to the recapitalization transaction.

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in USD)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss for the year	$(20,523,342)	$(3,121,042)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	559,101	22,508
Amortization of intangible assets	1,184,831	-
Fair value gain of warrant liability	(22,743,057)	-
Stock-based compensation expense	7,708,877	869,481
Benefit for current and deferred income taxes	(922,510)	-
Net (gains) losses on disposal/write-offs of property, plant and equipment and intangible assets	8,692	-
Provision for credit losses	13,375	-
Net periodic cost of defined benefit obligation	5,354	2,008
Changes in operating assets and liabilities, exclusive of net assets acquired:
Decrease/(increase) in accounts receivable	940,062	(104,620)
Decrease/(increase) in due from related parties	67,781	(67,781)
Decrease/(increase) in contract assets	(1,312,798)	(33,994)
Decrease/(increase) in inventories	(1,595,099)	(75,499)
Decrease/(increase) in prepaid expenses and other current assets	(4,960,827)	(275,100)
Decrease/(increase) in other non-current assets	(197,643)	-
(Decrease)/increase in trade payables	2,958,683	573,572
(Decrease)/increase in due to related parties	(1,114,659)	(128,765)
(Decrease)/increase in deferred income from grants	(563,185)	81,021
(Decrease)/increase in contract liabilities	36,754	129,033
(Decrease)/increase in other current liabilities	4,878,531	696,330
(Decrease)/Increase in income tax payable	9,773	7,780
(Decrease)/Increase in other long-term liabilities	(275,694)	-
Net cash used in operating activities	$(35,837,000)	$(1,425,068)
Cash flows from investing activities:
Proceeds from sale of property and equipment	6,970	-
Purchases of property and equipment	(3,920,470)	(122,508)
Purchases of intangible assets	(17,747)	-
Advances for the acquisition of property and equipment	(2,200,158)	-
Acquisition of subsidiaries, net of cash acquired	(19,425,378)	-
Net cash used in investing activities	$(25,556,783)	$(122,508)
Cash flows from financing activities:
Proceeds of issuance of preferred stock	-	1,430,005
Issuance of common stock and paid-in capital from warrants exercise	262,177	-
Proceeds from exercise of stock options	-	21,756
Business Combination and PIPE financing, net of issuance costs paid	141,120,851	-
Repurchase of common stock - cancellation of shares	-	(69,431)
State loan proceeds	118,274	-
Repayments of debt	-	(500,000)
Net cash provided by financing activities	$141,501,302	$882,330
Net increase/(decrease) in cash and cash equivalents	$80,107,519	$(665,246)
Effect of exchange rate changes on cash and cash equivalent	(858,823)	(18,035)
Cash and cash equivalents, beginning of year	515,734	1,199,015
Cash and cash equivalents, end of year	$79,764,430	$515,734
Supplemental Cash Flow Information
Cash activities
Interest paid	$12,433	$-
Income taxes paid	$957,943	$-
Income tax refunds received	$-	$-
Non-cash investing and financing activities:
Common stock issued as partial consideration of SerEnergy and FES acquisition	$37,923,348	$-
Stock-based compensation	$7,708,877	$869,480

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021
(Expressed in U.S. Dollars)

1.  Basis of presentation:

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

While AMCI was the legal acquirer in the Business Combination, because Legacy Advent was deemed the accounting acquirer, the historical financial statements of Legacy Advent became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the consolidated financial statements included in this report reflect (i) the historical operating results of Legacy Advent prior to the Business Combination; (ii) the results of the Company (combined results of AMCI and Legacy Advent) following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Advent at their historical cost; and (iv) Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”) issued to Legacy Advent’s stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Advent Preferred Stock (“Preferred Series A” and “Preferred Series Seed”) and Legacy Advent common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of changes in stockholders’ equity / (deficit) for the issuances of Legacy Advent’s Preferred Stock, were also retroactively converted to Legacy Advent common stock (Note 3).

On February 18, 2021, the Company, entered into a Membership Interest Purchase Agreement with Bren-Tronics, Inc. (“Seller”) and UltraCell, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Seller (“UltraCell”) (the “UltraCell Purchase Agreement”). See Note 3 “Business Combination” accompanying the consolidated financial statements for additional information.

UltraCell LLC was renamed to Advent Technologies LLC following its acquisition by the Company.

On June 25, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”) to acquire (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES”) together with certain outstanding shareholder loan receivables. See Note 3 “Business Combination” accompanying the consolidated financial statements for additional information.

SerEnergy A/S and FES were renamed to Advent Technologies A/S and Advent Technologies GmbH, respectively, following their acquisition by the Company.

Advent Technologies Holdings Inc. and its subsidiaries (collectively referred to as “Advent”, the “Company,” we,” “us” and “our”) is an advanced materials and technology development company operating in the fuel cell and hydrogen technology space. Advent develops, manufactures and assembles the critical components that determine the performance of hydrogen fuel cells and other energy systems. To date, Advent’s principal operations have been to develop and manufacture Membrane Electrode Assembly (MEA) and to design fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets.

Advent has its headquarters in Boston, Massachusetts, a product development facility in Livermore, California, and production facilities in Greece, Denmark, Germany and Philippines.

The consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

Company Name	Country of Incorporation	Ownership Interest		Statements of Operations
		Direct	Indirect	2021	2020
Advent Technologies Inc.	USA	100%	-	01/01 – 12/31	01/01 – 12/31
Advent Technologies S.A.	Greece	100%	-	01/01 – 12/31	01/01 – 12/31
Advent Technologies LLC	USA	100%	-	02/19 – 12/31	-
Advent Technologies GmbH	Germany	100%	-	09/01 – 12/31	-
Advent Technologies A/S	Denmark	100%	-	09/01 – 12/31	-
Advent Green Energy Philippines, Inc	Philippines	-	100%	09/01 – 12/31	-

Going Concern

The consolidated financial statements have been prepared by management, assuming that the Company will continue as a going concern and accordingly, these financial statements do not include any adjustments that may result in the event the Company is unable to continue as a going concern.

The management of the Company assesses the Company’s ability to continue as a going concern at each period end. The assessment evaluates whether there are conditions that give rise to substantial doubt to continue as a going concern within one year from the consolidated financial statements issuance date, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The management examines closely its operating results and its cash position and makes adjustments to its cash flow forecasts where necessary.

Beginning in March 2020, the coronavirus (“COVID-19”) pandemic and the measures imposed to contain this pandemic have affected business and economic activity around the world. Since the COVID-19 outbreak, the Company has been closely monitoring and adopting all necessary measures to protect its employees and partners and to minimize as much as possible the business disruption caused by the pandemic. During 2021, as a result of the mass vaccination schemes initiated around the world, the restrictive measures imposed by the governments began to be gradually lifted and the worldwide restrictions to mobility were relaxed, leading to increased economic activity and improved global macro-economic indicators.

Management is closely monitoring the developments around COVID‐19 and is constantly assessing its implications on the Company’s productivity, results of operations and financial position. At this stage, the Company maintains a strong financial position with its cash and cash equivalents amounting to $79.8 million. Additionally, as of December 31, 2021, the Company reported a positive working capital of $78.5 million.

As of the date of this Annual Report on Form 10-K, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company’s existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

2.  Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidation of the accounts of the Company and its wholly owned subsidiaries.

Subsidiaries: Subsidiaries are those entities in which the Company has an interest of more than one-half of the voting rights or otherwise has power to govern the financial and operating policies of the entity. The acquisition method of accounting is used to account for the acquisition of subsidiaries. The cost of an acquisition is measured as the fair value of the assets given up, shares issued, or liabilities undertaken at the date of acquisition. The excess of the cost of acquisition over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. In case the fair value of purchase consideration transferred is below fair values of these identifiable assets and liabilities, the Company recognizes a gain from a bargain purchase. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for the acquired business. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in the accompanying consolidated statements of operations.

The subsidiaries are fully consolidated from the date on which control is obtained by the Company. All subsidiaries included in the accompanying consolidated financial statements are 100% owned by the Company. Inter-company transaction balances and unrealized gains/(losses) on transactions between the companies are eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, management evaluates the estimates and judgments, including those related to the selection of useful lives for tangible assets, expected future cash flows from long-lived assets to support impairment tests, the carrying value of goodwill, provisions necessary for accounts receivables and inventory write downs, provisions for legal disputes, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions and/or conditions.

Foreign Currency Translation

The Company’s reporting currency is U.S. dollar. The financial statements of the Company’s subsidiaries outside the U.S. have been translated into U.S. dollars. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates for the period. Equity account are translated at historical rates. Gains or losses resulting from translating foreign currency financial statements into U.S. dollar are reported as cumulative translation adjustments, a separate component of other comprehensive income (loss) in stockholders’ equity.

Transactions denominated in foreign currencies other than the functional currency of the Company and the functional currencies of Company’s subsidiaries are translated using the exchange rates in effect at the time of the transactions. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect as of the balance sheet date. Resulting foreign exchange differences are included in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments that result from consolidation of Company’s subsidiaries and actuarial losses related to the defined benefit obligation recognized in the Company’s Greek subsidiary.

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment for purposes of allocating resources and evaluating financial performance. For the above reasons, the Company has determined that it operates in one reportable operating segment. The disaggregation of Company’s revenue by geographic location is presented in Note 20.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition.  As of December 31, 2021, and 2020, the Company has no cash and cash equivalents which are restricted as to withdrawal or usage or as a compensating balance requirement.

Inventories

Inventories, which consist of raw materials, work-in-process and finished goods are stated at the lower of cost or net realizable value using the first-in, first-out cost method. Cost includes the cost of purchased materials, inbound freight charges, external and internal processing and applicable labor and overhead costs. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.

The Company periodically reviews quantities of inventories on hand and compares these amounts to the expected use of each product. Inventories are reviewed to determine if valuation allowances are required for obsolescence (excess, obsolete, and slow-moving inventory). This review includes analyzing inventory levels of individual parts considering the current design of our products and production requirements as well as the expected inventory requirements for maintenance on installed power platforms. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventory to the net realizable value.

Leases

The Company has in place agreements for the lease of office premises and manufacturing spaces. These leases are classified as operating leases in accordance with ASC 840, Leases.  Rent expense, including any contractual rent increases, is recorded on a straight-line basis over the life of the lease. Building improvements made with the lease incentives or tenant allowances are capitalized as leasehold improvements and included in property, plant and equipment in the consolidated balance sheets.

Accounts Receivable and Credit Losses

Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts based on the Company’s best estimate of probable credit losses. The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer’s ability to pay by conducting a credit review which includes consideration of established credit rating or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors the credit exposure through active review of customer balances. The Company’s expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic and market condition, and age of the receivables. Charges related to credit losses are included in administrative and selling expenses and are recorded in the period that the outstanding receivables are determined to be doubtful. Account balances are written-off against the allowance when they are deemed uncollectible.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, adjusted for any impairment, less accumulated depreciation which is recorded based on the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives range from 5 to 50 years for buildings and leasehold improvements and 3 to 20 years for machinery and other equipment. Leasehold improvements are depreciated on the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Land is not depreciated.

Subsequent expenditures are capitalized, provided they increase the functionality, output or expected life of an asset and depreciated ratably over the identified useful life. Repairs and maintenance costs are expensed as incurred.

Fixed assets under construction are shown at their cost. Fixed assets under construction are not depreciated until the fixed asset is completed and entered in operation.

When property is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statements of operations for the period.

Business acquisitions, Goodwill and Intangible Assets

We account for business acquisitions under ASC805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued, and liabilities assumed at the acquisition date. The Company allocates the fair value of purchase consideration transferred in a business acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. In case the fair value of purchase consideration transferred is below fair values of these identifiable assets and liabilities, the Company recognizes a gain from a bargain purchase. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for the acquired business. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in the accompanying consolidated statements of operations.

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

The Company’s most significant intangible assets are patents and developed technologies, trade names, in process know-how and order backlogs. The fair values of intangible assets are based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and the Company. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including revenue growth rates, royalty rates, discount rates and projected cash flows. All definite-lived intangible assets are amortized on a straight-line basis over the periods in which their economic benefits are expected to be realized, which range from 1 to 10 years. The Company reviews the useful life assumptions, including the classification of certain intangible assets as “indefinite-lived,” on a periodic basis to determine if changes in circumstances warrant revisions to them.

The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, or more frequently if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required.  When the Company determines a fair value test is necessary, it estimates the fair value of a reporting unit and compares the result with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. Currently, we identify one reporting unit. For the year ended December 31, 2021, we have not recognized any impairment of goodwill.

Impairment of Long-Lived Assets Including Acquired Intangible Assets

We review our property, plant and equipment, long-term prepayments and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount is adjusted down to its fair value. For the years ended December 31, 2021 and 2020 we have not recognized any impairment of our long-lived assets.

Warranties

We provide a warranty on fuel cells we sell for typically 2 years. We accrue a warranty reserve of 8% of the sale price of the fuel cells sold, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls when identified. Warranty reserve is released when repairs or replacements are carried out in relation to items under warranties or when the warranty period for the fuel cell expires. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Other current liabilities (Note 12), while the remaining balance is included within Other long-term liabilities (Note 15) on the consolidated balance sheets. Warranty expense is recorded as a component of cost of revenue in the consolidated statements of operations.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU No. 2014-09 on January 1, 2019, using the modified retrospective approach to all contracts not completed at the date of initial application.

In accordance with ASC 606, revenue is recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

•	identify the contract with a customer,
•	identify the performance obligations in the contract,
•	determine the transaction price,
•	allocate the transaction price to performance obligations in the contract, and
•	recognize revenue as the performance obligation is satisfied.

With significant and recurring customers, the Company negotiates written master agreements as framework agreements (general terms and conditions of trading), following individual purchase orders. For customers with no master agreements, the approved purchase orders form the contract. Effectively, contracts under the revenue standard have been assessed to be the purchase orders agreed with customers.

The Company has assessed that each product sold is a single performance obligation because the promised goods are distinct on their own and within the context of the contract. In cases where the agreement includes customization services for the contracted products, the Company is providing integrated services; therefore, the goods are not separately identifiable, but are inputs to produce and deliver a combined output and form a single performance obligation within the context of the contract. Furthermore, the Company assessed whether it acts as a principal or agent in each of its revenue arrangements and has concluded that in all sales transactions it acts as a principal. Additionally, the Company, taking into consideration the guidance and indicative factors provided by ASC 606, concluded that it provides assurance type warranties (warranty period is up to 2 years) as it does not provide a service to the customer beyond fixing defects that existed at the time of sale. The Company, based on historical performance, current circumstances, and projections of trends, estimated that no allowance for returns as per warranty policy should be recognized, at the time of sale, accounted for under ASC 460, Guarantees.

Under ASC 606, the Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognize revenue over the contract term, rather than when fees become fixed or determinable. In other words, where contracts with customers include variable consideration (i.e. volume rebates), the Company estimates at contract inception the variable consideration and adjusts the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Furthermore, no material rights or significant financing components have been identified in the Company’s contracts. Payment terms generally include advance payment requirements. The time between a customer’s payment and completion of the performance obligation is less than one year. Payment terms are in the majority fixed and do not include variable consideration, except from volume rebates.

Revenue from satisfaction of performance obligations is recognized based on identified transaction price. The transaction price reflects the amount to which the Company has rights under the present contract. It is allocated to the distinct performance obligations based on standalone selling prices of the services promised in the contract. In cases of more than one performance obligation, the Company allocates a transaction price to the distinct performance obligations in proportion to their observable stand-alone selling prices and recognize revenue as those performance obligations are satisfied.

In the majority of cases of product sales, revenue is recognized at a point in time when the customer obtains control of the respective goods that is, when the products are shipped from the Company’s facilities as control passes to the customer in accordance with agreed contracts and the stated shipping terms. In cases where the contract includes customization services, which one performance obligation is identified, revenue is recognized over time as the Company’s performance does not create an asset with alternative use and the Company has an enforceable right to payment for performance completed to date. The Company uses the input method (i.e., cost-to cost method) to measure progress towards complete satisfaction of the performance obligation.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of December 31, 2021, and 2020, the Company recognized contract assets of $1,617,231 and $85,930, respectively on the consolidated balance sheets. The balance as of December 31, 2021 includes an amount of $587,267 from the SerEnergy and FES acquisition.

The Company recognizes contract liabilities when the Company receives customer payments or has the unconditional right to receive consideration in advance of the performance obligations being satisfied on the Company’s contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2021, and 2020, the Company recognized contract liabilities of $1,118,130 and $167,761, respectively, in the consolidated balance sheets. During the year ended December 31, 2021, the Company recognized the whole amount of $167,761 in revenues. The balance as of December 31, 2021 amounting to $1,118,130 was from the SerEnergy and FES acquisition.

Cost of revenues

Cost of revenues include consumables and product materials, labor and employee compensation, third party services and fees, and other direct costs such as depreciation, travel costs and rent expenses, which relate to the manufacturing of Company’s products. The Company recognizes cost of revenues in the period that revenues are recognized.

Research and Development Expenses

Research and development expenses that do not meet the criteria for capitalization are expensed as incurred. Research and development expenses include employee compensation, materials and other indirect costs related to the development of the Company’s products.

Administrative and Selling Expenses

Administrative expenses include employee compensation, stock-based compensation, benefits and travel expenses, consulting and legal fees, and other general overhead costs including depreciation to support our operations. Selling expenses include allocated depreciation, personnel remuneration, advertising expenses and other allocated amounts.

Income from grants and related deferred income

Grants include cash subsidies received from various institutions and organizations. Grants are recognized as income from grants in the consolidated statements of operations. Such amounts are recognized as income when all conditions attached to the grants are fulfilled.

Condition to the grants would not be fulfilled unless related costs have been characterized as eligible by the grantors, are actually incurred and there is certainty that costs are allowable. These grants are recognized as deferred income when received and recorded in income when the eligible and allowable related costs and expenses are incurred. Under all grant programs, a coordinator is specified. The coordinator, among other, receives the funding from the grantor and proceeds to its distribution to the parties agreed in the process specified in the program. The Company assessed whether it acts as a principal or agent in its role as a coordinator for specific grants and has concluded that in all related transactions it acts as an agent.

During the years ended December 31, 2021 and 2020, the Company recognized income for grants of $829,207 and $206,828, respectively, in connection with amounts received for fuel cell research and development. As of December 31, 2021, and 2020, deferred income from grants in the consolidated balance sheets is $205,212 and $341,092, respectively, and is split between current and non-current portion based on the estimated time of realization of eligible costs and expenses.

Advertising, Marketing and Promotional Costs

Advertising marketing and promotional costs are expensed as incurred and are included as an element of administrative and selling expenses in the consolidated statement of operations. Advertising, marketing and promotional costs were $83,016 and $50,974 for the years ended December 31, 2021 and 2020, respectively.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards, to the extent that it is more likely than not that such benefits will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Valuation allowances are reassessed periodically to determine whether it is more likely than not that the tax benefits will be realized in the future and if any existing valuation allowance should be released.

Part of the Company’s business activities are conducted through its subsidiaries outside of U.S. Earnings from these subsidiaries are generally indefinitely reinvested in the local businesses. Further, local laws and regulations may also restrict certain subsidiaries from paying dividends to their parents. Consequently, the Company generally does not accrue income taxes for the repatriation of such earnings in accordance with ASC 740, “Income Taxes.” To the extent that there are excess accumulated earnings that the Company intends to repatriate from any such subsidiaries, the Company recognizes deferred tax liabilities on such foreign earnings.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based on the evaluation of the facts, circumstances, and information available at each reporting date. For those tax positions with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, the Company records a tax benefit. For those income tax positions that are not likely to be sustained, no tax benefit is recognized in the consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. For those income tax positions that are not likely to be sustained, no tax benefit is recognized in the consolidated financial statements. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes.

For the years ended December 31, 2021 and 2020, net income tax benefits (provisions) of $922,510 and $0, respectively, have been recorded in the consolidated statements of operations. The Company is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

The Company and its U.S. subsidiaries may be subject to potential examination by U.S. federal, state and city, while the Company’s subsidiaries outside U.S. may be subject to potential examination by their taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the U.S. federal, state and city, and tax laws in the countries where business activities of Company’s subsidiaries are conducted. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

As of December 31, 2021, the Company has recorded deferred tax assets of $1,245,539 and deferred tax liabilities of $2,499,920 (Note 19) arising from the acquisition of its subsidiaries FES and SerEnergy. As of December 31, 2020, the Company had not recorded any deferred tax assets or liabilities.

Employee Benefits

U.S. Retirement Savings Plan

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Subsequent to the Business Combination, the Company made matching contributions equal to 100% of the participant’s pre-tax contribution up to a maximum of 5% of the participant’s eligible earnings for U.S employees. Total expense related to the Company’s defined contribution plan was $85,946 for the year ended December 31, 2021. Advent did not provide, in 2020, any health and welfare benefits or 401(k) retirement plan to its U.S. full-time employees.

Defined Benefit Plans

Under Greek labor law, employees are entitled to staff leaving indemnity in the event of dismissal or retirement with the amount of payment varying in relation to the employee’s compensation, length of service and manner of termination (dismissed or retired). Employees who resign or are dismissed with cause are not entitled to staff leaving indemnity. Staff retirement obligations are calculated at the present value of the future retirement benefits deemed to have accrued at year-end, based on the employees earning retirement benefit rights accumulated throughout the working period in accordance with the Greek Labor Law 2112/1920.

The provision for retirement obligations is classified as defined benefit plan under ASC 715-30 and is based on an actuarial valuation. Net costs for the period are separately reflected in the accompanying consolidated statements of comprehensive loss consist of the present value of benefits earned in the year, interest cost on the benefit obligation, past service cost and gains or losses on curtailment. Past service costs are recognized in the consolidated statements of operations on the earlier of the date of plan amendment and the date that the Company recognizes restructuring or termination costs. Actuarial gains or losses are recognized immediately in the consolidated balance sheets with a corresponding debit or credit to equity through other comprehensive income (loss) in the period in which they occur. Re-measurements are not reclassified to profit and loss in subsequent periods.

Stock-based Compensation

Stock-based compensation consists of stock options and restricted stock units (“RSUs”). Stock options and RSUs are equity classified and are measured at the fair market value of the underlying stock at the grant date. The fair value of stock option awards with only service is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. Under ASC 718, an entity may recognize stock-based compensation expense for an award with only a service condition that has a graded vesting schedule on either (1) an accelerated basis as though each separately vesting portion of the award was, in substance, a separate award or (2) a straight-line basis over the total requisite service period for the entire award. An entity’s use of either a straight-line or an accelerated attribution method represents an accounting policy election and thus should be applied consistently to all similar awards. The Company has elected to recognize compensation cost on a straight-line basis over the total requisite service period for the stock options and restricted stock units. This election does not affect the Company’s previous year results since the Restricted Stock Awards granted in the prior period did not have a service requirement and therefore the stock compensation expense was recognized immediately. The Company has also a policy of accounting for forfeitures when they occur. Stock-based compensation expense is recorded in administrative and selling expenses in the consolidated statements of operations.

Earnings / (Loss) Per Share

Basic earnings / (Loss) per share is computed by dividing net earnings / (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings / (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted at the beginning of the periods presented, or issuance date, if later. The treasury stock method is used to compute the dilutive effect of warrants, stock options and restricted stock units.

Fair Value Measurements

The Company follows the accounting guidance in ASC 820 for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•	Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

•
Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Warrants

The Company may issue or assume common stock warrants with debt, equity or as standalone financing instruments that are recorded as either liabilities or equity in accordance with the respective accounting guidance. Warrants recorded as equity are recorded at their relative fair value or fair value determined at the issuance date and remeasurement is not required. Warrants recorded as liabilities are recorded at their fair value, within warrant liability on the consolidated balance sheets, and remeasured on each reporting date with changes recorded in fair value change of warrant liability on the Company’s consolidated statements of operations.

Warrant Liability

As a result of the Business Combination, the Company assumed a warrant liability (the “Warrant Liability”) related to previously issued 3,940,278 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, originally sold to AMCI Sponsor LLC (the “Sponsor”) in a private placement consummated in connection with AMCI’s initial public offering (the “Private Placement Warrants”) and the 400,000 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, converted from the Sponsor’s non-interest bearing loan to the Company of $400,000 in connection with the closing of the Business Combination (the “Working Capital Warrants”) (Note 13). The Private Placement Warrants and the Working Capital Warrants have substantially the same terms as the 22,029,279 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, issued by AMCI in its initial public offering (the “Public Warrants”).

The following table summarizes the fair value of the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2021. As of December 31, 2020, the Company did not hold any liabilities measured at fair value on a recurring basis.

	Fair Value	Unobservable Inputs (Level 3)
Liabilities
Warrant liability	$10,373,264	$10,373,264
	$10,373,264	$10,373,264

As of December 31, 2021, and 2020 the Company did not hold any assets measured at fair value on a recurring basis.

The carrying amounts of the Company’s remaining financial instruments reflected on the consolidated balance sheets and which consist of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, and other current liabilities, approximate their respective fair values due to their short-term nature.

Changes in the fair value of Level 3 liabilities for the year ended December 31, 2021 were as follows:

Warrant Liability
Estimated fair value on February 4, 2021	$33,116,321
Change in estimated fair value	$(22,743,057)
Estimated fair value on December 31, 2021	$10,373,264

The Warrant Liability is remeasured to its fair value at each reporting period and upon settlement. The change in fair value is recognized in “Fair value change of warrant liability” on the consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement date December 31, 2021:

Stock price	$7.01
Exercise price (strike price)	$11.50
Risk-free interest rate	1.12%
Volatility	60.70%
Remaining term (in years)	4.09

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

Concentration of Risk

i)	Credit risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Our cash balances are primarily invested in money market funds or on deposits at high credit quality financial institutions.

As of December 31, 2021, the Company had four (4) major customers that each represented more than 10% of our accounts receivable balance. As of December 31, 2020, the Company had one (1) major customer that represented more than 10% of our accounts receivable balance.

During the year ended December 31, 2021, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $3,127,929 or 44% of its total revenues.

During the year ended December 31, 2020, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $731,874 or 83% of its total revenues.

ii)	Supply risk

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the years ended December 31, 2021 and 2020, the Company did not have suppliers who accounted for more than 10% of its total purchases.

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

The Company will adopt the new standard on December 31, 2022, using the modified retrospective method. The Company expects this standard will have a material effect on its consolidated balance sheets with the recognition of new right-of-use assets and lease liabilities for all operating leases longer than one year in duration. Upon adoption, the Company estimates both assets and liabilities on the consolidated balance sheet will increase by approximately $15.8 million. The Company does not expect the adoption to have a significant impact upon its consolidated statements of operations and cash flows. Changes in lease population or changes in incremental borrowing rates may alter this estimate. The Company will expand the consolidated financial statement disclosures upon adoption of this standard.

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

As detailed in Note 1 on February 4, 2021, the Company and AMCI consummated the Business Combination pursuant to the terms of the merger agreement, with Advent Legacy surviving the merger as a wholly owned subsidiary of AMCI. Immediately prior to the closing of the Business Combination, all shares of outstanding preferred stock Series A and preferred stock Series Seed of Legacy Advent were automatically converted into shares of the Legacy Advent’s common stock. Upon the consummation of the Business Combination, each share of Legacy Advent common stock issued and outstanding was canceled and converted into the right to receive the amount of shares as determined based on the merger consideration of $250 million minus the estimated consolidated indebtedness of Legacy Advent and its subsidiaries as of the consummation of the Business Combination, net of their estimated consolidated cash and cash equivalents (“Closing Net Indebtedness”) divided by $10.00. The Closing Net Indebtedness was based solely on estimates determined shortly prior to the closing and was not subject to any post-closing true-up or adjustment.

Upon the closing of the Business Combination, AMCI’s certificate of incorporation was amended and restated to, among other things, authorize the issuance of 111,000,000 shares, of which 110,000,000 shares are shares of common stock, par value $0.0001 per share and 1,000,000 shares are shares of undesignated preferred stock, par value $0.0001 per share.

In connection with the execution of the Business Combination Agreement, AMCI entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and AMCI agreed to sell to the Subscribers, an aggregate of 6,500,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $65.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination.

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, AMCI was treated as the “acquired” company for financial reporting purposes. See Note 1 “Basis of Presentation” in the accompanying consolidated financial statements for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Advent issuing stock for the net assets of AMCI, accompanied by a recapitalization. The net assets of AMCI are stated at historical cost, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2021:

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

On February 18, 2021 (the “acquisition date”), pursuant to the terms and conditions of the UltraCell Purchase Agreement, the Company acquired 100% of the issued and outstanding membership units of UltraCell from Bren-Tronics, Inc. The results of UltraCell’s operations have been included in the consolidated financial statements since the acquisition date.

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

The acquisition consideration transferred totaled $6.0 million, of which $4.0 million was cash and $2 million was the fair value of the contingent consideration. The contingent consideration arrangement required the Company to pay $2 million of additional cash to UltraCell’s former holders of membership interests, if UltraCell entered into certain customer arrangements for sales of products prior to June 30, 2021. On April 16, 2021, Advent paid the additional consideration based on UltraCell achieving completion of the terms of the contingent consideration.

Assets and liabilities at acquisition

The assets acquired and liabilities assumed at the date of acquisition were as follows:

Current assets
Cash and cash equivalents	$77,129
Other current assets	658,332
Total current assets	$735,461
Non-current assets	9,187
Total assets	$744,648

Current liabilities	110,179
Non-current liabilities	-
Total liabilities	$110,179

Net assets acquired	$634,469

Goodwill arising on acquisition

Cost of investment	$6,000,000
Net assets value	634,469
Consideration to be allocated	$5,365,531
Fair value adjustment - New intangibles
Trade name “UltraCell”	405,931
Patented technology	4,328,228
Total intangibles acquired	$4,734,159
Remaining Goodwill	$631,372

The fair value of the assets acquired, and liabilities assumed was based on a Purchase Price Allocation of UltraCell LLC conducted by an independent third party. The intangible assets recognized are the Trade Name “UltraCell” and the Patented Technology. The fair value measurement of the intangible assets has been performed by applying a combination of market, cost and income approach methods. The Trade Name was valued with the Relief-from-royalty method, which combines market & income approaches. The royalty rate used for the valuation of the Trade Name was 1.3%, which was determined from the market using databases from completed transactions at a global level while the discount rate used was 12.6%. The Patented Technology was valued with the multi period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology was 11.6%. The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years.

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

Goodwill is not expected to be deductible for tax purposes.

(c)	Acquisition of SerEnergy and FES

Effective on August 31, 2021, pursuant to the previously announced Share Purchase Agreement (the “Purchase Agreement”), dated as of June 25, 2021, by and between Advent Technologies Holdings Inc. (the “Buyer”) and F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”), the Company acquired (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES”) together with certain outstanding shareholder loan receivables. The shareholder loans became intercompany at closing and were eliminated in consolidation.

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

The results of the SerEnergy’s and FES’s operations have been included in the consolidated financial statements since the acquisition date.

The revenues associated to SerEnergy and FES for the four-month period ended December 31, 2021 (acquisition date to December 31, 2021) were $2,310,796.  The net loss associated to SerEnergy and FES for the four-month period ended December 31, 2021 (acquisition date to December 31, 2021) was $3,612,629.

If the acquisition had been consummated as of January 1, 2020, the Company’s pro-forma revenues and net loss for the years ended December 31, 2021 and 2020 would have been as follows:

	Year Ended December 31,
(Amounts in millions)	2021	2020
Revenue	$16.0	$3.0
Net Loss	(29.3)	(16.2)

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

As consideration for the transactions contemplated by the Purchase Agreement, the Company paid to the Seller $17,869,309 (€15,000,000) in cash and on August 31, 2021, the Company issued to the Seller 5,124,846 shares of Common Stock of the Company (the “Share Consideration”). The Share Consideration was capped to shares representing 9.999% of the Company’s Common Stock outstanding as of the completion (taking into account the common stock issued as Share Consideration, the “Cap”). An additional amount of $4,366,802, representing cash on the balance sheet of the acquired businesses at closing, will be paid to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES and is included in “Other current liabilities” (Note 12).

Transaction costs amounted to $889,716 and have been expensed in the statement of operations under the caption “Administrative and selling expenses” in the accompanying consolidated statement of operations.

Assets and liabilities at acquisition

The assets acquired and liabilities assumed at the date of acquisition were as follows:

Current assets
Cash and cash equivalents	$4,366,802
Other current assets	10,252,064
Total current assets	$14,618,866
Non-current assets	5,387,674
Total assets	$20,006,540

Current liabilities	5,800,077
Non-current liabilities	1,179,618
Total liabilities	$6,979,695

Net assets acquired	$13,026,845

Goodwill arising on acquisition

Cost of investment
Cash consideration	$22,236,111
Share consideration	37,923,860
Total cost of investment	60,159,971
Less: Net assets value	13,026,845
Original excess purchase price	$47,133,126
Fair value adjustments
Real Property	76,000
New intangibles:
Patents	16,893,000
Process know-how (IPR&D)	2,612,000
Order backlog	266,000
Total intangibles acquired	$19,771,000
Deferred tax liability arising from the recognition of intangibles and real property valuation	(5,452,000)
Deferred tax assets on tax losses carried forward	3,339,000
Remaining Goodwill	$29,399,126

The fair value of the assets acquired, and liabilities assumed was based on a Purchase Price Allocation of SerEnergy and FES conducted by an independent third party.

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

4.   Related party disclosures

The amounts included in the accompanying consolidated balance sheets and consolidated statements of operations are as follows:

Balances with related parties

	December 31, 2021	December 31, 2020
Due from other related parties
Charalampos Antoniou	-	67,781
Total	$-	$67,781

	December 31, 2021	December 31, 2020
Due to related parties
Vassilios Gregoriou	$-	$613,971
Emory Sayre De Castro	-	425,528
Christos Kaskavelis	-	75,160
Total	$-	$1,114,659

The outstanding balances as of December 31, 2020 due from and to the Company’s executives and officers relating to prepaid services and unpaid compensation were settled during the first quarter of 2021.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

The Company executives, Vassilios Gregoriou, Christos Kaskavelis, Emory Sayre De Castro, James Coffey and former Chief Financial Officer, William Hunter, each received a signing bonus and transaction bonus upon the consummation of the merger in an aggregate amount of $5.6 million, which is included in administrative and selling expenses in the statement of operations for the year ended December 31, 2021.

5. Accounts receivable, net

Accounts receivable consist of the following:

	December 31, 2021	December 31, 2020
Accounts receivable from third party customers	$3,549,190	$439,893
Less: Allowance for credit losses	(410,587)	(18,834)
Accounts receivable, net	$3,138,603	$421,059

For the years ended December 31, 2021 and 2020, changes in the allowance for credit losses were as follows:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$(18,834)	$(17,045)
Assumed at business combination	(405,253)	-
Additions during the year	(13,375)	(200)
Utilized provisions during the year	8,201	-
Exchange differences	18,674	(1,589)
Balance at end of year	$(410,587)	$(18,834)

6. Inventories

Inventories consist of the following:

	December 31, 2021	December 31, 2020
Raw materials and supplies	$5,360,680	$107,939
Work-in-process	756,896	-
Finished goods	888,054	-
Total	$7,005,630	$107,939
Provision for slow moving inventory	(47,854)	-
Total	$6,957,776	$107,939

The changes in the provision for slow moving inventory is as follows:

Year Ended December 31, 2021
Balance at beginning of year	$-
Assumed at business combination	(50,000)
Exchange differences	2,146
Balance at end of year	$(47,854)

7.  Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

	December 31, 2021	December 31, 2020
Prepaid insurance expenses	$354,978	$383
Prepaid research expenses	494,813	-
Prepaid rent expenses	98,520	-
Other prepaid expenses	191,783	1,341
Total	$1,140,094	$1,724

Prepaid insurance expenses as of December 31, 2021 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of December 31, 2021 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 18.

Other current assets are analyzed as follows:

	December 31, 2021	December 31, 2020
VAT receivable	$980,518	$259,831
Withholding tax	108,350	-
Grant receivable	509,399	95,064
Purchases under receipt	274,330	24,488
Guarantees	24,234	-
Other receivables	2,835,833	115,638
	$4,732,664	$495,021

On March 8, 2021, the Company entered into a lease agreement for 21,401 square feet for use as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will be reimbursed by the lessor for up to $7.7 million of expenses related to the design and construction of the Company’s workspace. As of December 31, 2021, other receivables include an amount of $2.6 million relating to the expenses reimbursable by the lessor.

8.  Goodwill and Intangible Assets

Goodwill

As of December 31, 2021, the Company had goodwill of $30.0 million related to the acquisitions of UltraCell, SerEnergy, and FES, which is analyzed as follows:

December 31, 2021
Goodwill on acquisition of UltraCell (Note 3b)	$631,372
Goodwill on acquisition of SerEnergy and FES (Note 3c)	29,399,126
Total goodwill	$30,030,498

The Company performed a qualitative analysis for fiscal year 2021 and determined that there was no impairment of goodwill.

Intangible Assets

Information regarding our intangible assets including assets recognized from our acquisitions is as follows:

Amounts in $	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$405,931	$-	$405,931
Total indefinite-lived intangible assets	$405,931	$-	$405,931
Finite-lived intangible assets:
Patents	21,221,228	(945,175)	20,276,053
Process know-how (IPR&D)	2,612,000	(146,701)	2,465,299
Order backlog	266,000	(89,638)	176,362
Software	121,505	(101,564)	19,941
Total finite-lived intangible assets	$24,220,733	$(1,283,078)	$22,937,655
Total intangible assets	$24,626,664	$(1,283,078)	$23,343,586

The Company recorded indefinite-lived intangible assets of $0.4 million related to the trade name UltraCell. The Company performed a qualitative analysis for fiscal year 2021 and determined that there was no impairment to the indefinite-lived intangible assets.

The Company also recorded $22.9 million (net carrying amount) of amortizing intangible assets, most of which were in connection with the Company’s acquisitions of UltraCell, SerEnergy, and FES.  The amortizing intangible assets consist of patents, process know-how (IPR&D), order backlogs, and software which are amortized over 10 years, 6 years, 1 year, and 5 years respectively. The amortization expense for the intangible assets for the year ended December 31, 2021 was $1.2 million.

Amortization expense is recorded on a straight-line basis.  Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of December 31, 2021 is expected to be as follows:

Fiscal Year Ended December 31,
2022	$2,737,806
2023	2,561,444
2024	2,561,444
2025	2,561,444
2026	2,561,444
Thereafter	9,954,073
Total	$22,937,655

9.  Property, plant and equipment, net

Our property, plant and equipment, net, consisted of the following:

	December 31, 2021	December 31, 2020
Land, Buildings & Leasehold Improvements	$1,888,438	15,883
Machinery	8,756,437	561,928
Equipment	4,090,534	113,222
Assets under construction	430,455	-
	$15,165,864	$691,033
Less: accumulated depreciation	(6,580,876)	(492,296)
Total	$8,584,988	$198,737

Upon acquisition of UltraCell LLC, the Company acquired property and equipment with a net book value of $0.01 million. Upon acquisition of SerEnergy and FES, the Company acquired property and equipment with a net book value of $5.36 million. During the year ended December 31, 2021, additions to property, plant and equipment of $3.9 million include leasehold improvements, machinery, office and other equipment and assets under construction.

Assets under construction mainly relate to the design and construction of Company’s leased premises at Hood Park in Charlestown, as discussed in Note 7. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. During the year ended December 31, 2021 an amount of $0.3 million was transferred from assets under construction to machinery and equipment.

Depreciation expense during the years ended December 31, 2021 and 2020 was $0.56 million and $0.02 million respectively.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

10.  Other non-current assets

Other non-current assets as of December 31, 2021 are mostly comprised of advances to suppliers for the acquisition of fixed assets of $2,198,995 and guarantees paid as a security for the rental of premises of $214,259.

11. Trade and other payables:

Trade and other payables include balances of suppliers and consulting service providers.  Other payables includes $1.2 million for executive severance at December 31, 2021.

12. Other current liabilities

As of December 31, 2021, and 2020, other current liabilities consist of the following:

	December 31, 2021	December 31, 2020
Accrued expenses (1)	$5,903,225	$814,965
Other short-term payables (2)	4,589,986	64,386
Taxes and duties payable	1,235,830	5,662
Provision for unused vacation (3)	423,788	5,269
Accrued provision for warranties, current portion	208,257	-
Social security funds	84,048	14,097
Overtime provision	68,636	-
	$12,513,770	$904,379

(1) Accrued expenses are analyzed as follows:

	December 31, 2021	December 31, 2020
Accrued bonus	$3,602,993	$-
Accrued construction fees	1,284,857	-
Accrued expenses for legal and consulting fees	334,300	814,965
Accrued payroll fees	129,240	-
Other accrued expenses	551,835	-
	$5,903,225	$814,965

Accrued construction fees as of December 31, 2021 relate to accrued fees for the design and construction of the Company’s leased workspace at Hood Park in Charlestown, as discussed in Note 7.

(2) Other short-term payables as of December 31, 2021 include an amount of $4,366,802, which is payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES, as discussed in Note 3(c).
(3) The movement of the provision for unused vacation is analyzed as follows:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$5,269	$11,158
Assumed at business combination	790,538	-
Additions during the year	120,064	-
Income from unused provisions during the year	-	(6,442)
Utilized provisions during the year	(462,808)	-
Exchange differences	(29,275)	553
Balance at end of year	$423,788	$5,269

13. Private Placement Warrants and Working Capital Warrants

In connection with the Business Combination, the Company assumed 3,940,278 Private Placement Warrants issued upon AMCI’s initial public offering. In addition, upon the closing of the Business Combination, the working capital loan provided by AMCI’s Sponsor to AMCI was converted into 400,000 Working Capital Warrants, which were also assumed. The terms of the Working Capital Warrants are the same as those of the Private Placement Warrants.

As of December 31, 2021, the Company had 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of December 31, 2021, the Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

14. Employee benefits

Employee Tax-Deferred Savings Plans

The Company offers a 401(k) savings plan (the “401(k) Plan”) to all full-time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the IRS. Employee contributions are fully vested when made. Under the 401(k) Plan, there is no option available to the employee to receive or purchase our common stock. Matching contributions of 5% under the 401(k) Plan aggregated $85,946 for the year ended December 31, 2021.

Employee Defined Benefit Plans

Under Greek labor law, employees are entitled to staff leaving indemnity in the event of dismissal or retirement with the amount of payment varying in relation to the employee’s compensation, length of service and manner of termination (dismissed or retired). Employees who resign or are dismissed with cause are not entitled to staff leaving indemnity. The provision for retirement obligations is classified as defined benefit plan under ASC 715-30 and is based on an actuarial valuation.

As of December 31, 2021, and 2020 the defined benefit obligation presented in the consolidated balance sheets was $90,066 and $33,676, respectively.

The changes in the defined benefit obligation for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Liability at beginning of year	$33,676	$28,853
Interest cost	195	337
Service cost	5,159	1,671
Actuarial losses / (gains)	56,241	-
Exchange differences	(5,205)	2,815
Liability at end of year	$90,066	$33,676

For the years ended December 31, 2021, and 2020, the amounts included in the consolidated statements of operations and in the consolidated statements of comprehensive income (loss) were as follows:

	Years Ended December 31,
	2021	2020
Amounts included on the consolidated statements of operations:
Interest cost	$195	$337
Service cost	5,159	1,671
	$5,354	$2,008

	Years Ended December 31,
	2021	2020
Amounts included on the consolidated statements of comprehensive income (loss):
Actuarial losses / (gains)	$56,241	$-
	$56,241	$-

Methodology

ASC 715 requires that retirement benefit arrangements should be classified as defined benefit or defined contribution plans. Defined contribution plans are accounted for on a cash basis, i.e., the Net Periodic Benefit Cost in any period is equal to the employer cash contributions. The accounting treatment of defined benefit plans is more complicated and requires actuarial valuations because the standard requires the costs of defined benefit plans to be attributed to periods of employee service.

The Retirement Indemnities Plan (under Greek Law 4093) has been classified by the Company as unfunded defined benefit plans for ASC 715 accounting purposes.

The actuarial methodology uses an approach which considers the benefits in respect of service completed before the valuation date (past service) separately from benefits in respect of service expected to be completed after the valuation date (future service). This approach enables us to determine the defined benefit obligation and the cost of the benefits accruing in the year following the valuation date.

The calculation is based on the Projected Unit Credit method.

Actuarial Assumptions

The actuarial assumptions are the best estimates at the valuation date and are taken into account at the calculation of the Defined Benefit Obligation.

The principal actuarial assumptions used are:

	Valuation Date
Financial Assumptions	December 31, 2021	December 31, 2020
Discount rate	0.75%	0.60%
Future salary increases	1.80%	1.50%
Inflation	1.80%	1.50%

Valuation Date
Demographic Assumptions	December 31, 2021	December 31, 2020
Mortality (1)	EVK 2000 (male and female)
Disability (1)	50% EVK 2000
Retirement age limits (2)	As defined by the Greek main insurance institution for each employee.
Turnover (3)	0.00%

(1) Mortality Table: The mortality rate of employees is defined according to EVK 2000 (male and female), which is widely accepted as unbiased.
(2) Turnover Rates: For the purposes of the actuarial study, the turnover rate was estimated based on the Company’s historical data, estimated future development and long-term economic trends.
(3) Retirement ages are those provided by primary Greek insurance carrier and depend mainly on sex, class of worker, having incorporated the latest additions to the age limits of Greek Laws 4093/2012 and 4336/2015.

Sensitivity Analysis

The sensitivity analysis of defined benefit obligation against changes in principal assumptions is as follows:

	Effect on liability in financial year 2020
	Change in assumption by	Increase in assumption	Decrease in assumption
Discount rate	0.50%	-9%	+10%
Annual salary increase	0.50%	+6%	-7%

15. Other long-term liabilities

As of December 31, 2021, and 2020, other-long term liabilities consist of the following:

	December 31, 2021	December 31, 2020
Accrued provision for warranties (1)	840,024	-
Greek state loan (2)	137,805	42,793
Jubilee provision	17,805	-
	$995,634	$42,793

(1) As of December 31, 2021, the amount of $840,024 relates to the non-current portion of a total accrued warranty reserve of $1,048,281, recognized on fuel cells sold, as discussed in Note 2. For the year ended December 31, 2021, accrued warranty activity consisted of the following:

Year Ended December 31, 2021
Balance at beginning of year	$-
Assumed at business combination	1,081,360
Accruals for warranties issued during the fiscal year	42,060
Settlements made during the fiscal year	(28,439)
Exchange differences	(46,700)
Balance at end of year	$1,048,281

Of which:
Current portion (Note 12)	$208,257
Non-current portion	840,024
Total accrued warranty reserve	$1,048,281

(2) Under a decision published by the Greek government a state aid was provided to various entities affected by COVID-19. In this context, the Company applied for and received an aggregate amount of $152,757 during 2021 and 2020, which is repayable from June 2022 through September 2025 and bears an interest rate ranging from 0.74% to 0.94%. As of December 31, 2021, the current portion of this loan amounts to $14,952 and is included in other short- term payables (Note 12) within “Other current liabilities” on the consolidated balance sheets.

16. Stockholders’ Equity / (Deficit)

Shares Authorized

As of December 31, 2021, the Company had authorized a total of 111,000,000 shares for issuance with 110,000,000 shares designated as common stock, par value $0.0001 per share and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

On April 9, 2021, 22,798 shares of Common Stock were issued in connection with the exercise of public warrants discussed below.

On August 31, 2021, 5,124,846 shares of Common Stock were issued in connection with the share consideration for the acquisition of SerEnergy and FES discussed in Note 3(c).

As of December 31, 2021, there were 51,253,591 shares of issued and outstanding Common Stock with a par value of $0.0001 per share.

Public Warrants

In connection with the Business Combination, the Company has assumed Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50 per share. These exercises generated $262,177 additional proceeds to the Company and increased our shares outstanding by 22,798 shares. Following these exercises, as of December 31, 2021, the Company’s Public Warrants amounted to 22,029,279.

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

Public Warrants are classified in equity in accordance with the Company’s evaluation of the provisions of ASC 480 and ASC 815. The Company analyzed the terms of the Public Warrants and concluded that there are no terms that provide that the warrant is not indexed to the issuer’s common stock. The Company also analyzed the tender offer provision discussed above and considering that upon the Closing of the Business Combination the Company has a single class of common shares, concluded that the exception discussed in ASC 815-40-25 applies, and thus equity classification is not precluded.

Stock-Based Compensation Plans

2021 Equity Incentive Plan

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

	Number of Shares	Strike Price	Grant Date Fair Value
Granted on June 11, 2021	1,959,500	$10.36	$5.04
Granted on August 24, 2021	230,529	$7.62	$4.32
Granted on August 31, 2021	457,133	$7.40	$4.45
Total stock options granted in 2021	2,647,162

The following table presents the assumptions used to estimate the fair value of the stock options as of the Grant Date:

	Assumptions
	Stock options granted on June 11, 2021	Stock options granted on August 24, 2021	Stock options granted on August 31, 2021
Expected volatility	50.0%	60.7%	65.7%
Risk-free rate	1.0%	1.0%	1.0%
Time to maturity	6.075 years	6.25 years	6.25 years

The Stock Options are granted to each Participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company has recognized compensation cost of $2,355,583 in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statement of operations for the year ended December 31, 2021. The Company has also a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the year ended December 31, 2021:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (1)
Unvested as of December 31, 2020	-
Granted	2,647,162	$9.61	$4.88
Forfeited	(22,268)	$7.40	$4.45
Unvested as of December 31, 2021	2,624,894	$9.63	$4.88	2.66 years	$-

(1) The aggregate intrinsic value is calculated as the difference between the closing market price of $7.01 per share of the Company’s common stock on December 31, 2021 and the exercise price, times the number of stock options where the closing stock price is greater than the exercise price that would have been received by the option holders had all option holders exercised their options on that date.

As of December 31, 2021, there was $10.5 million of unrecognized compensation cost related to unvested stock options. This amount is expected to be recognized over the remaining vesting period of stock options.

Restricted Stock Units

Pursuant to and subject to the terms of the 2021 Equity Incentive Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of Stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within 1 year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company has recognized compensation cost of $5,318,326 in respect of RSUs, which is included in administrative and selling expenses in the consolidated statement of operations for the year ended December 31, 2021. The Company has also a policy of accounting for forfeitures when they occur.

Restricted Stock Units have been granted as follows:

	Number of Shares	Grant Date Fair Value
Granted on June 11, 2021	2,036,716	$10.36
Granted on August 24, 2021	230,529	$7.62
Granted on August 31, 2021	457,122	$7.40
Total restricted stock units granted in 2021	2,724,367

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (1)
Unvested as of December 31, 2020	-
Granted	2,724,367	$9.71
Forfeited	(22,268)	$7.40
Unvested as of December 31, 2021	2,702,099	$9.65	2.62 years	$18,941,714

(1) The aggregate intrinsic value is calculated based on the fair value of $7.01 per share of the Company’s common stock on December 31, 2021 due to the fact that the restricted stock units carry a $0 purchase price.

As of December 31, 2021, there was $20.8 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

2018-2020 and 2020-2023 Stock Grant Plans

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

The Company recognized compensation cost of $869,481 in respect of the Restricted Stock Awards granted, which is included in administrative and selling expenses in the consolidated statement of operations for the year ended December 31, 2020.

The following table summarizes the activities for our unvested restricted stock awards for the year ended December 31, 2020:

	Unvested Restricted Stock Awards
	Number of Shares	Grant Date Fair Value
Unvested as of December 31, 2019	-	-
Granted	2,173,702	$0.40
Vested	(2,173,702)	$0.40
Unvested as of December 31, 2020	-

Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is defined as other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive loss were as follows:

	Accumulated Foreign Currency Translation Adjustments	Accumulated Actuarial Gains / (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2019	$118,859	$-	$118,859
Other comprehensive income (loss)	(7,079)	-	(7,079)
Balance as of December 31, 2020	$111,780	$-	$111,780
Other comprehensive (loss)	(1,328,052)	(56,241)	(1,384,293)
Balance as of December 31, 2021	$(1,216,272)	$(56,241)	$(1,272,513)

17. Revenue

Revenue is analyzed as follows:

	Years Ended December 31,
	2021	2020
Sales of goods	$6,695,240	$882,652
Sales of services	373,602	-
Total revenue from contracts with customers	$7,068,842	$882,652

The timing of revenue recognition is analyzed as follows:

	Years Ended December 31,
Timing of revenue recognition	2021	2020
Revenue recognized at a point in time	$6,409,259	$795,033
Revenue recognized over time	659,583	87,619
Total revenue from contracts with customers	$7,068,842	$882,652

As of December 31, 2021, and 2020 contract assets were $1,617,231 and $85,930, respectively and contract liabilities were $1,118,130 and $167,761, respectively.

18. Collaborative Arrangements

Cooperative Research and Development Agreement

In August 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with Triad National Security, LLC (“TRIAD”), Alliance for Sustainable Energy LLC (“ASE”), and Brookhaven Science Associates (“BSA”).  The purpose of this project is to build a fuel cell prototype that moves this technology closer to commercial readiness which was sanctioned by the Los Alamos National Laboratory and the National Renewable Energy Laboratory.  The Government’s estimated total contribution, which is provided through TRIAD’s, ASE’s, and BSA’s respective contracts with the Department of Energy is $1,200,000, subject to available funding.  As a part of the CRADA, the Company is required to contribute $1,200,000 in cash and $600,000 of in-kind contributions, such as personnel salaries.  The cash payments are capitalized and amortized on a straight-line basis over the life of the contract.  In-kind contributions are expensed as incurred.  To date, the Company has not recognized any revenue from the CRADA.

Expenses from Collaborative Arrangements

For the year ended December 31, 2021 an amount of $708,647 has been recognized in research and development expenses line on the consolidated statements of operations.

19. Income Taxes

The components of loss before income taxes for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Domestic	$(12,852,902)	$(2,808,067)
Foreign	(8,592,950)	(312,975)
	$(21,445,852)	(3,121,042)

The components of income tax provision (benefit) for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Federal:
Current	$-	$-
Deferred	-	-
Total federal income tax (benefit) provision	-	-
State:
Current	-	-
Deferred	-	-
Total state income tax (benefit) provision	-	-
International (Non-US):
Current	(71,731)	-
Deferred	(850,779)	-
Total international income tax (benefit) provision	(922,510)	-
Total income tax (benefit) provision	$(922,510)	$-

Income tax (benefit) provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate of 21% for the years ended December 31, 2021 and 2020 due to the following items:

	Year Ended December 31,
	2021	2020
Current tax at U.S. statutory rate	$(4,503,629)	$(655,419)
Effect of state tax	(2,322,410)	(78,345)
Effect of valuation allowance	9,309,430	213,463
Warranty Liability	(4,776,042)	-
Effect of non-US income tax rates	939,695	2,391
Net Operating Loss True-Up	-	154,533
Effect of non-deductible expenses	-	184,425
Transaction expenses	428,384	-
Stock compensation	282,076	182,591
Other, net	(280,014)	(3,639)
Total income tax (benefit) provision	$(922,510)	$-

Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates in effect. The principal components of Company’s deferred tax assets (liabilities) as of December 31, 2021, and 2020 include the following:

	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Net operating loss carryforwards	$12,673,332	$1,000,520
Fixed assets	-	32,627
Debt costs	-	20,490
Reserves and accruals	932,354	203,013
Accounts receivable	-	36,838
Capitalized costs	-	198,909
Stock compensation	1,770,835	69,341
Other	22,915	49,655
Total deferred tax assets before valuation allowance	$15,399,436	$1,611,393
Less: Valuation Allowance	(11,773,412)	(1,597,693)
Total deferred tax assets, net of valuation allowance	$3,626,024	$13,700

Deferred Tax Liabilities:
Fixed assets	(12,039)	(13,700)
Other	(35,132)	-
Intangibles	(4,833,234)	-
Total deferred tax liabilities	$(4,880,405)	$(13,700)

Net deferred tax assets/(liabilities)	$(1,254,381)	$-

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company provides a valuation allowance to offset deferred tax assets for net operating losses incurred during the year and for other deferred tax assets where, in the Company’s opinion, it is more likely than not that the financial statement benefit of these losses will not be realized. The Company’s valuation allowance increased by approximately $10.2 million during the year ended December 31, 2021 mainly due to net operating losses generated during the period.

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $28.2 million and $27.2 million, respectively, which may be used to offset future taxable income, if any. As of December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $4.0 million and $2.2 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state net operating loss carryforwards begin to expire in 2033 and the U.S. federal net operating losses generated in 2018- 2021 can be carried forward indefinitely.  The Company’s ability to utilize these net operating loss carry-forwards and tax credit carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

The Company also has net operating loss carryforwards in Greece of approximately $4.2 million that begin to expire in 2026, in Denmark of approximately $8.3 million that can be carried forward indefinitely and in Germany of approximately $14.6 million that can be carried forward indefinitely.

As of December 31, 2021 and 2020, the Company had $134,595 of gross unrecognized tax benefits, which would impact the effective tax rate, if recognized. A reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$134,595	$134,595
Increase in tax positions for current year	-	-
Decrease in tax positions for prior year	-	-
Lapse in statute of limitations	-	-
Balance at end of year	$134,595	$134,595

The Company’s policy is to classify interest and penalties, if any, as components of the income tax provision in the consolidated statement of operations. The Company has not recorded any interest or penalty in the years ended December 31, 2021 and 2020. The Company expects its unrecognized tax benefits to increase within the next twelve months, but the range cannot be estimated at this time.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions.  The statute of limitations for assessment by the Internal Revenue Service and Massachusetts tax authorities is closed for tax years prior to 2017, although carryforward attributes that were generated prior to tax year 2017 may still be adjusted upon examination by the Internal Revenue Service or Massachusetts tax authorities if they either have been, or will be, utilized in a future period.

20. Segment Reporting and Information about Geographical Areas

Reportable Segments

The Company develops and manufactures high-temperature proton exchange membranes (“HT-PEM” or “HT-PEMs”) and fuel cell systems for the off-grid and portable power markets and plans to expand into the mobility market.  The Company’s current revenue is derived from the sale of fuel cell systems and from the sale of MEAs, membranes, and electrodes for specific applications in the fuel cell and energy storage (flow battery) markets.  The research and development activities are viewed as another product line that contributes to the development, design, production and sale of fuel cell products; however, it is not considered a separate operating segment.  The Company has identified one business segment.

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
North America	$4,164,363	$633,482
Europe	2,291,341	249,170
Asia	613,138	-
Total net sales	$7,068,842	$882,652

21. Commitments and contingencies:

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2021.

Guarantee letters

The Company has contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of December 31, 2021, issued letters of guarantee amount to $2,741,975.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025. The following table summarizes our contractual obligations as of December 31, 2021:

Fiscal Year Ended December 31,	Quantity (m2)	Price
2022	3,000	$1,053,318
2023	4,000	1,268,512
2024	6,000	1,698,900
2025	8,000	2,265,200
Total	21,000	$6,285,930

Operating Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as Tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as Landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $456,095. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $114,023 which is included in Other non-current assets on the consolidated balance sheet as of December 31, 2021.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1,498,070. The lease has a term of eight years and five months, with an option to extend for five years, and is expected to commence in August 2022. The Company is obliged to provide security in the form of a security deposit in the amount of $750,000 before commencement of the lease.

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

Additionally, the Company’s subsidiaries Advent Technologies S.A., UltraCell LLC, Advent Technologies A/S and Advent Green Energy Philippines, Inc. have in place rental agreements for the lease of office and factory spaces.

During the years ended December 31, 2021 and 2020 the Company recorded lease expenses of $761,188 and $26,672, respectively.

Future Lease Payments

Future minimum lease payments under operating leases expiring subsequent to December 31, 2021, are summarized as follows:

Fiscal Year Ended December 31,
2022	$1,458,088
2023	2,299,875
2024	2,283,363
2025	2,319,447
2026	1,942,341
Thereafter	6,350,640
Total	$16,653,754

22. Net income / (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net income / (loss) per share for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(20,523,342)	$(3,121,042)
Denominator:
Basic weighted average number of shares	45,814,868	20,518,894
Diluted weighted average number of shares	45,814,868	20,518,894
Net loss per share:
Basic	$(0.45)	(0.15)
Diluted	$(0.45)	(0.15)

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

As the Company incurred losses for the years ended December 31, 2021 and 2020, the effect of including any potential common shares in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

23. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

24. Supplemental Quarterly Information (Unaudited)

The following tables reflect the Company’s unaudited condensed consolidated statements of operations for each of the quarterly periods in 2021 and 2020 (in USD except for number of shares):

	Three Months Ended,
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue	$2,902,088	$1,673,998	$1,003,464	$1,489,292
Cost of revenue	(2,743,740)	(1,645,781)	(669,352)	(347,342)
Gross profit	158,348	28,217	334,112	1,141,950
Income from grants	197,420	507,606	85,727	38,453
Research and development expenses	(1,979,491)	(893,215)	(638,753)	(29,082)
Administrative and selling expenses	(14,318,499)	(13,040,649)	(6,595,735)	(7,921,858)
Amortization of intangible assets	(717,383)	(309,734)	29,047	(186,760)
Operating loss	(16,659,605)	(13,707,775)	(6,785,602)	(6,957,297)
Fair value change of warrant liability	6,909,723	2,421,874	3,645,835	9,765,625
Finance expenses, net	(24,600)	(13,542)	(3,139)	(10,280)
Foreign exchange losses, net	(40,567)	(15,256)	(10,839)	23,955
Other (expenses) income, net	(62,508)	(15,960)	10,435	83,671
(Loss) income before income taxes	(9,877,557)	(11,330,659)	(3,143,310)	2,905,674
Income taxes	871,575	50,935	-	-
Net (loss) income	$(9,005,982)	$(11,279,724)	$(3,143,310)	$2,905,674
Net (loss) income per share
Basic (loss) income per share	$(0.18)	$(0.23)	$(0.07)	$0.08
Basic weighted average number of shares	51,253,591	48,325,164	46,126,490	37,769,554
Diluted (loss) income per share	$(0.18)	$(0.23)	$(0.07)	$0.07
Diluted weighted average number of shares	51,253,591	48,325,164	46,126,490	40,987,346

	Three Months Ended,
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue	$356,620	$225,412	$200,354	$100,266
Cost of revenue	(139,388)	(90,477)	(217,916)	(66,037)
Gross profit	217,232	134,935	(17,562)	34,229
Income from grants	47,646	16,076	54,828	88,278
Research and development expenses	(21,265)	(37,640)	-	(43,633)
Administrative and selling expenses	(1,905,793)	(886,629)	(444,129)	(310,305)
Operating loss	(1,662,180)	(773,258)	(406,863)	(231,431)
Finance income / (expenses), net	(793)	(1,712)	(514)	(2,523)
Foreign exchange losses, net	512	(8,005)	8	(18,587)
Other expenses, net	(40,544)	31,058	98,351	(104,561)
Loss before income taxes	(1,703,005)	(751,917)	(309,018)	(357,102)
Income taxes	-	3,101	(3,101)	-
Net loss	$(1,703,005)	$(748,816)	$(312,119)	$(357,102)
Net loss per share
Basic loss per share	$(0.07)	$(0.03)	$(0.02)	$(0.02)
Basic weighted average number of shares	25,033,398	23,182,817	18,736,370	14,979,803
Diluted loss per share	$(0.07)	$(0.03)	$(0.02)	$(0.02)
Diluted weighted average number of shares	25,033,398	23,182,817	18,736,370	14,979,803