Form 10-Q
period 2022-03-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2022-05-12
CIK 1744494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-38742

Advent Technologies Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-0982969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Clarendon Street Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip code)

(617) 655-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADN	The Nasdaq Capital Market
Warrants	ADNWW	The Nasdaq Capital Market

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

As of May 12, 2022, the registrant had 51,612,205 shares of common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K (“2021 Annual Report”) which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

•	volatility of our stock price and potential share dilution;

•	future exchange and interest rates; and

•	other factors detailed within the 2021 Annual Report under the section entitled “Risk Factors.”

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors” within the 2021 Annual Report.

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2022.

We were originally incorporated in Delaware on June 18, 2018 under the name “AMCI Acquisition Corp.” as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more target businesses. On November 20, 2018, we consummated our initial public offering (the “Initial Public Offering”), following which our shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On February 4, 2021, we consummated the business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated October 12, 2020, by and among AMCI Acquisition Corp. (the “AMCI”), AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), AMCI Sponsor LLC (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination (as defined below) (the “Effective Time”) for the stockholders of AMCI (other than the Legacy Advent stockholders) (the “Purchaser Representative”), Advent Technologies, Inc., a Delaware corporation (“Legacy Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the Effective Time for the Advent stockholders (the “Seller Representative”), as amended by Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger (the “Amendments” and as amended, the “Merger Agreement”), dated as of October 19, 2020 and December 31, 2020, respectively, by and among AMCI, Merger Sub, Sponsor, Legacy Advent, and Seller Representative. In connection with the closing of the Business Combination (the “Closing”), we acquired 100% of the stock of Legacy Advent (as it existed immediately prior to the Closing) and its subsidiaries, changed our name from “AMCI Acquisition Corp.” to “Advent Technologies Holdings, Inc.” and changed the trading symbols of our common stock and warrants on Nasdaq from “AMCI” and “AMCIW” to “ADN” and “ADNWW,” respectively.

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Advent is considered the accounting acquirer (and legal acquiree) and the Company is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Quarterly Report on Form 10-Q, including in “Part I, Item 1. Unaudited Condensed Consolidated Financial Statements” and the notes thereto and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information relating to the three months ended March 31, 2021, are those of Legacy Advent and its subsidiaries for the period prior to the Closing and the financial information of the Company and its subsidiaries for the period subsequent to the Closing; the financial information relating to the three months ended March 31, 2022, are those of the Company and its subsidiaries. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “Advent,” the “Company,” we,” “us” and “our” refer to Advent Technologies Holdings, Inc. and its subsidiaries taken as a whole.

Advent Technologies Holdings, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	As of
ASSETS	March 31, 2022 (Unaudited)	December 31, 2021
Current assets:
Cash and cash equivalents	$59,282	$79,764
Accounts receivable	2,806	3,139
Contract assets	1,090	1,617
Inventories	9,211	6,958
Prepaid expenses and Other current assets	10,235	5,873
Total current assets	82,624	97,351
Non-current assets:
Goodwill	30,030	30,030
Intangibles, net	22,657	23,344
Property and equipment, net	8,964	8,585
Other non-current assets	2,523	2,475
Deferred tax assets	1,374	1,246
Total non-current assets	65,548	65,680
Total assets	$148,172	$163,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$5,474	$4,837
Deferred income from grants, current	192	205
Contract liabilities	558	1,118
Other current liabilities	7,963	12,515
Income tax payable	192	196
Total current liabilities	14,379	18,871
Non-current liabilities:
Warrant liability	1,997	10,373
Deferred tax liabilities	2,197	2,500
Defined benefit obligation	95	90
Other long-term liabilities	956	996
Total non-current liabilities	5,245	13,959
Total liabilities	19,624	32,830
Commitments and contingent liabilities
Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at March 31, 2022 and December 31, 2021; Issued and outstanding: 51,253,591 and 51,253,591 at March 31, 2022 and December 31, 2021, respectively)	5	5
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at March 31, 2022 and December 31, 2021; nil issued and outstanding at March 31, 2022 and December 31, 2021)	-	-
Additional paid-in capital	167,755	164,894
Accumulated other comprehensive loss	(1,691)	(1,273)
Accumulated deficit	(37,521)	(33,425)
Total stockholders’ equity	128,548	130,201
Total liabilities and stockholders’ equity	$148,172	$163,031

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

	Three months ended March 31, (Unaudited)
	2022	2021
Revenue, net	$1,256	$1,489
Cost of revenues	(1,517)	(347)
Gross profit / (loss)	(261)	1,142
Income from grants	508	38
Research and development expenses	(2,149)	(29)
Administrative and selling expenses	(10,498)	(7,922)
Amortization of intangibles	(699)	(187)
Operating loss	(13,099)	(6,958)
Fair value change of warrant liability	8,376	9,766
Finance expenses, net	(10)	(10)
Foreign exchange (losses) / gains, net	(17)	24
Other (expenses) / income, net	(3)	84
Income / (loss) before income tax	(4,753)	2,906
Income taxes	657	-
Net income / (loss)	$(4,096)	$2,906
Net income / (loss) per share
Basic income / (loss) per share	(0.08)	0.08
Basic weighted average number of shares	51,253,591	37,769,554
Diluted income / (loss) per share	(0.08)	0.07
Diluted weighted average number of shares	51,253,591	40,987,346

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Amounts in thousands)

	Three months ended March 31, (Unaudited)
	2022	2021
Net income / (loss)	$(4,096)	$2,906
Other comprehensive income / (loss):
Foreign currency translation adjustment	(418)	19
Total other comprehensive income / (loss)	(418)	19
Total comprehensive income / (loss)	$(4,514)	$2,925

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in thousands, except share amounts)

	Three Months Ended March 31, 2022
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' Equity

Balance as of December 31, 2021	-	$-	-	$-	51,253,591	$5	$164,894	$(33,425)	$(1,273)	$130,201
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,861	-	-	2,861
Net loss (Unaudited)	-	-	-	-	-	-	-	(4,096)	-	(4,096)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(418)	(418)
Balance as of March 31, 2022 (Unaudited)	-	$-	-	$-	51,253,591	$5	$167,755	$(37,521)	$(1,691)	$128,548

See accompanying notes to unaudited condensed consolidated financial statements

	Three Months Ended March 31, 2021
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders' (Deficit) Equity

Balance as of December 31, 2020	844,037	$1	2,095,592	$1	3,017,057	$3	$10,991	$(12,902)	$112	$(1,794)
Retroactive application of recapitalization (Unaudited)	(844,037)	(1)	(2,095,592)	(1)	22,016,341	(1)	3	-	-	-
Adjusted balance, beginning of period (Unaudited)*	-	-	-	-	25,033,398	2	10,994	(12,902)	112	(1,794)
Business combination and PIPE financing (Unaudited)	-	-	-	-	21,072,549	2	107,575	-	-	107,577
Net income (Unaudited)	-	-	-	-	-	-	-	2,906	-	2,906
Other comprehensive income (Unaudited)	-	-	-	-	-	-	-	-	19	19
Balance as of March 31, 2021 (Unaudited)	-	$-	-	$-	46,105,947	$4	$118,569	$(9,996)	$131	$108,708

*	The amounts have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Three months ended March 31, (Unaudited)
	2022	2021
Net Cash used in Operating Activities	$(19,311)	$(12,196)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	0	-
Purchases of property and equipment	(950)	(77)
Purchases of intangible assets	(13)	-
Advances for the acquisition of property and equipment	(50)	-
Acquisition of subsidiaries, net of cash acquired	-	(3,976)
Receipt of government grants	3	-
Net Cash used in Investing Activities	$(1,010)	$(4,053)

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	-	140,693
Net Cash provided by Financing Activities	$-	$140,693

Net increase / (decrease) in cash and cash equivalents	$(20,321)	$124,444
Effect of exchange rate changes on cash and cash equivalents	(161)	15
Cash and cash equivalents at the beginning of the period	79,764	516
Cash and cash equivalents at the end of the period	$59,282	$124,975

Supplemental Cash Flow Information
Cash activities
Interest paid	$6	$-
Non-cash Investing and Financing Activities:
Stock-based compensation	$2,861	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company's common stock, $0.0001 par value per share, issued to Legacy Advent's stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Advent Preferred Stock (“Preferred Series A” and “Preferred Series Seed”) and Legacy Advent common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of changes in stockholders' equity / (deficit) for the issuances of Legacy Advent's Preferred Stock, were also retroactively converted to Legacy Advent common stock (Note 3).

On February 18, 2021, Advent Technologies, Inc. entered into a Membership Interest Purchase Agreement with Bren-Tronics, Inc. (“Seller”) and UltraCell, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Seller (“UltraCell”) (the “UltraCell Purchase Agreement”). See Note 3 “Business Combination” for additional  information.

UltraCell LLC was renamed to Advent Technologies LLC following its acquisition by the Company.

On June 25, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”) to acquire (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES”) together with certain outstanding shareholder loan receivables. See Note 3 “Business Combination” for additional information.

SerEnergy A/S and FES were renamed to Advent Technologies A/S and Advent Technologies GmbH, respectively, following their acquisition by the Company.

Advent Technologies Holdings, Inc. and its subsidiaries (collectively referred to as “Advent”, the “Company,” we,” “us” and “our”) is an advanced materials and technology development company operating in the fuel cell and hydrogen technology space. Advent develops, manufactures and assembles the critical components that determine the performance of hydrogen fuel cells and other energy systems. To date, Advent’s principal operations have been to develop and manufacture Membrane Electrode Assembly (MEA) and to design fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets.

Advent has its headquarters in Boston, Massachusetts, a product development facility in Livermore, California, and production facilities in Greece, Denmark, and Germany and sales and warehousing facilities in the Philippines.

The unaudited condensed consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

Company Name	Country of Incorporation	Ownership Interest		Statements of Operations
		Direct	Indirect	2022	2021
Advent Technologies, Inc.	USA	100%	-	01/01 – 3/31	01/01 – 3/31
Advent Technologies S.A.	Greece	100%	-	01/01 – 3/31	01/01 – 3/31
Advent Technologies LLC	USA	-	100%	01/01 – 3/31	02/19 – 3/31
Advent Technologies GmbH	Germany	100%	-	01/01 – 3/31	-
Advent Technologies A/S	Denmark	100%	-	01/01 – 3/31	-
Advent Green Energy Philippines, Inc	Philippines	-	100%	01/01 – 3/31	-

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's audited consolidated financial statements as of and for the year ended December 31, 2021, included in the Annual Report on Form 10-K filed with the SEC on March 31, 2022.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.

Going Concern

The unaudited condensed consolidated financial statements have been prepared by management, assuming that the Company will continue as a going concern and accordingly, these financial statements do not include any adjustments that may result in the event the Company is unable to continue as a going concern.

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

Beginning in March 2020, the coronavirus (“COVID-19”) pandemic and the measures imposed to contain this pandemic have affected business and economic activity around the world. Since the COVID-19 outbreak, the Company has been closely monitoring and adopting all necessary measures to protect its employees and partners and to minimize as much as possible the business disruption caused by the pandemic. During 2021 and 2022, as a result of the mass vaccination schemes initiated around the world, the restrictive measures imposed by the governments began to be gradually lifted and the worldwide restrictions to mobility were relaxed, leading to increased economic activity and improved global macro-economic indicators.

Management is closely monitoring the developments around COVID‐19 and is constantly assessing its implications on the Company’s productivity, results of operations and financial position. At this stage, the Company maintains a strong financial position with its cash and cash equivalents amounting to $59.3 million. Additionally, as of March 31, 2022, the Company reported a positive working capital of $68.2 million.

As of the date of this Quarterly Report on Form 10-Q, the Company’s existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company's existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

2.	Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Annual Report Form 10-K filed with the SEC on March 31, 2022. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company did not apply any new accounting policies during the three-month period ended March 31, 2022 other than those noted within Recent Accounting Pronouncements (included in Note 2).

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

The following tables summarize the fair value of the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022 (unaudited)
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Liabilities
Warrant liability	$1,997	$1,997
	$1,997	$1,997

	As of December 31, 2021
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Liabilities
Warrant liability	$10,373	$10,373
	$10,373	$10,373

As of March 31, 2022 and December 31, 2021, the Company did not hold any assets measured at fair value on a recurring basis.

The carrying amounts of the Company's remaining financial instruments reflected on the unaudited condensed consolidated balance sheets and which consist of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, and other current liabilities, approximate their respective fair values due to their short-term nature.

Changes in the fair value of Level 3 liabilities for the three months ended March 31, 2022 and 2021 were as follows:

Warrant Liability
(Amounts in thousands)	For the Three Months Ended March 31, 2022 (unaudited)	For the Three Months Ended March 31, 2021 (unaudited)
Estimated fair value (beginning of period)	$10,373	$-
Estimated fair value of warrant issuance	-	33,116
Change in estimated fair value	(8,376)	(9,766)
Estimated fair value (end of period)	$1,997	$23,350

The Warrant Liability is remeasured to its fair value at each reporting period and upon settlement. The change in fair value is recognized in “Fair value change of warrant liability” on the unaudited condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement date March 31, 2022:

Stock price	$2.32
Exercise price (strike price)	$11.50
Risk-free interest rate	2.41%
Volatility	73.70%
Remaining term (in years)	3.84

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

Recent Accounting Pronouncements

Recently issued accounting pronouncements adopted during the year:

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

The Company has elected to defer the presentation of the adoption in accordance with the guidance for private entities.  When the Company presents the adoption of the new lease standard it will be using the modified retrospective method and will present the adoption as of January 1, 2022. The Company expects this standard will have a material effect on its consolidated balance sheets with the recognition of new right-of-use assets and lease liabilities for all operating leases longer than one year in duration. Upon adoption, the Company estimates both assets and liabilities on the condensed consolidated balance sheet will increase by approximately $15.8 million. The Company does not expect the adoption to have a significant impact upon its consolidated statements of operations and cash flows. Changes in lease population or changes in incremental borrowing rates may alter this estimate. The Company will expand the consolidated financial statement disclosures upon adoption of this standard.

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU will improve the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and, (3) the effect of the assistance on a business entity’s financial statements. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. This ASU is applicable to the Company's fiscal year 2022 Form 10-K. The Company is currently evaluating the impact of this update on the Company’s consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted:

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

As detailed in Note 1 on February 4, 2021, the Company and AMCI consummated the Business Combination pursuant to the terms of the merger agreement, with Legacy Advent  surviving the merger as a wholly-owned subsidiary of AMCI. Immediately prior to the closing of the Business Combination, all shares of outstanding preferred stock Series A and preferred stock Series Seed of Legacy Advent were automatically converted into shares of the Legacy Advent's common stock. Upon the consummation of the Business Combination, each share of Legacy Advent common stock issued and outstanding was canceled and converted into the right to receive the amount of shares as determined based on the merger consideration of $250 million minus the estimated consolidated indebtedness of Legacy Advent and its subsidiaries as of the consummation of the Business Combination, net of their estimated consolidated cash and cash equivalents (“Closing Net Indebtedness”) divided by $10.00. The Closing Net Indebtedness was based solely on estimates determined shortly prior to the closing and was not subject to any post-closing true-up or adjustment.

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

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, AMCI was treated as the "acquired" company for financial reporting purposes. See Note 1 "Basis of Presentation" in the accompanying consolidated financial statements for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Advent issuing stock for the net assets of AMCI, accompanied by a recapitalization. The net assets of AMCI are stated at historical cost, with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the three months ended March 31, 2021:
(Amounts in thousands)	Recapitalization
Cash- AMCI’s trust and cash (net of redemptions)	$93,311
Cash – PIPE plus interest	65,000
Less transaction costs and advisory fees paid	(17,620)
Less non-cash warrant liability assumed	(33,116)
Net Business Combination and PIPE financing	$107,575

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Recapitalization
Class A Common Stock of AMCI, outstanding prior to Business Combination	9,061,136
Less Redemption of AMCI shares	(1,606)
Class B Common Stock of AMCI, outstanding prior to Business Combination	5,513,019
Shares issued in PIPE	6,500,000
Business Combination and PIPE financing shares	21,072,549
Legacy Advent Shares	25,033,398
Total shares of Common Stock immediately after Business Combination	46,105,947

(b)	UltraCell, LLC

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

The acquisition consideration transferred totaled $6.0 million, of which $4.0 million was cash and $2.0 million was the fair value of the contingent consideration. The contingent consideration arrangement required the Company to pay $2.0 million of additional cash to UltraCell’s former holders of membership interests, if UltraCell entered into certain customer arrangements for sales of products prior to June 30, 2021. On April 16, 2021, Advent paid the additional consideration based on UltraCell achieving completion of the terms of the contingent consideration.

Assets and liabilities at acquisition

The assets acquired and liabilities assumed at the date of acquisition were as follows (amounts in thousands):

Current assets
Cash and cash equivalents	$78
Other current assets	658
Total current assets	$736
Non-current assets	9
Total assets	$745

Current liabilities	110
Non-current liabilities	-
Total liabilities	$110

Net assets acquired	$635

Goodwill arising on acquisition

Cost of investment	$6,000
Net assets value	635
Consideration to be allocated	$5,365
Fair value adjustment - New intangibles
Trade name "UltraCell"	406
Patented technology	4,328
Total intangibles acquired	$4,734
Remaining Goodwill	$631

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

Effective on August 31, 2021, pursuant to the previously announced Share Purchase Agreement (the “Purchase Agreement”), dated as of June 25, 2021, by and between the Company and F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”), the Company acquired (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES”) together with certain outstanding shareholder loan receivables. The shareholder loans became intercompany at closing and were eliminated in consolidation.

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

As consideration for the transactions contemplated by the Purchase Agreement, the Company paid to the Seller $17.9 million (€15 million) in cash and on August 31, 2021, the Company issued to the Seller 5,124,846 shares of Common Stock of the Company (the “Share Consideration”). The Share Consideration was capped to shares representing 9.999% of the Company’s Common Stock outstanding as of the completion (taking into account the common stock issued as Share Consideration, the “Cap”). An additional amount of $4.4 million, representing cash on the balance sheet of the acquired businesses at closing, will be paid to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES and is included in “Other current liabilities” (Note 12).

Assets and liabilities at acquisition

The assets acquired and liabilities assumed at the date of acquisition were as follows (amounts in thousands):

Current assets
Cash and cash equivalents	$4,367
Other current assets	10,252
Total current assets	$14,619
Non-current assets	5,388
Total assets	$20,007

Current liabilities	5,800
Non-current liabilities	1,180
Total liabilities	$6,980

Net assets acquired	$13,027

Goodwill arising on acquisition

Cost of investment
Cash consideration	$22,236
Share consideration	37,924
Total cost of investment	60,160
Less: Net assets value	13,027
Original excess purchase price	$47,133
Fair value adjustments
Real Property	76
New intangibles:
Patents	16,893
Process know-how (IPR&D)	2,612
Order backlog	266
Total intangibles acquired	$19,771
Deferred tax liability arising from the recognition of intangibles and real property valuation	(5,452)
Deferred tax assets on tax losses carried forward	3,339
Remaining Goodwill	$29,399

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

Balances with related parties

The were no outstanding balances with related parties as of March 31, 2022 and December 31, 2021.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

The Company executives, Vassilios Gregoriou, Christos Kaskavelis, Emory Sayre De Castro, James Coffey and former Chief Financial Officer, William Hunter, each received a signing bonus and transaction bonus upon the consummation of the merger in an aggregate amount of $5.6 million, which is included in administrative and selling expenses in the statement of operations for the three months ended March 31, 2021.

5.	Accounts receivable, net

Accounts receivable consist of the following:

(Amounts in thousands)	March 31, 2022 (unaudited)	December 31, 2021
Accounts receivable from third party customers	$3,208	$3,550
Less: Allowance for credit losses	(402)	(411)
Accounts receivable, net	$2,806	$3,139

For the three months ended March 31, 2022 and 2021, changes in the allowance for credit losses were as follows:

(Amounts in thousands)	For the three months ended March, 31, 2022 (unaudited)	For the three months ended March, 31, 2021 (unaudited)
Balance at beginning of period	$(411)	$-
Exchange differences	9	-
Balance at end of period	$(402)	$-

6.	Inventories

Inventories consist of the following:

(Amounts in thousands)	March 31, 2022 (unaudited)	December 31, 2021
Raw materials and supplies	$6,738	$5,361
Work-in-process	561	757
Finished goods	1,959	888
Total	$9,258	$7,006
Provision for slow moving inventory	(47)	(48)
Total	$9,211	$6,958

The changes in the provision for slow moving inventory is as follows:

(Amounts in thousands)	For the Three Months Ended March 31, 2022 (unaudited)	For the Three Months Ended March 31, 2021 (unaudited)
Balance at beginning of period	$(48)	$-
Exchange differences	1	-
Balance at end of period	$(47)	$-

7.	Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

(Amounts in thousands)	March 31, 2022 (unaudited)	December 31, 2021
Prepaid insurance expenses	$2,321	$355
Prepaid research expenses	487	495
Prepaid rent expenses	45	99
Other prepaid expenses	305	191
Total	$3,158	$1,140

Prepaid insurance expenses as of March 31, 2022 and December 31, 2021 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of March 31, 2022 and December 31, 2021 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 17.

Other current assets are analyzed as follows:

(Amounts in thousands)	March 31, 2022 (unaudited)	December 31, 2021
VAT receivable	$966	$981
Withholding tax	335	108
Grant receivable	662	510
Purchases under receipt	229	274
Guarantees	42	24
Other receivables	4,843	2,836
Total	$7,077	$4,733

On March 8, 2021, the Company entered into a lease agreement for 21,401 square feet for use as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will be reimbursed by the lessor for up to $7.7 million of expenses related to the design and construction of the Company’s workspace. As of March 31, 2022 and December 31, 2021, other receivables include an amount of $4.6 million and $2.6 million, respectively, relating to the expenses reimbursable by the lessor.

8.  Goodwill and Intangible Assets

Goodwill

As of March 31, 2022 and December 31, 2021, the Company had goodwill of $30.0 million related to the acquisitions of UltraCell, SerEnergy, and FES, which is analyzed as follows:

(Amounts in thousands)
Goodwill on acquisition of UltraCell (Note 3b)	$631
Goodwill on acquisition of SerEnergy and FES (Note 3c)	29,399
Total goodwill	$30,030

Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of March 31, 2022 and December 31, 2021 is as follows:

	As of March 31, 2022 (unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name "UltraCell"	$406	$-	$406
Total indefinite-lived intangible assets	$406	$-	$406
Finite-lived intangible assets:
Patents	21,221	(1,468)	19,753
Process know-how (IPR&D)	2,612	(254)	2,358
Order backlog	266	(155)	111
Software	132	(103)	29
Total finite-lived intangible assets	$24,231	$(1,980)	$22,251
Total intangible assets	$24,637	$(1,980)	$22,657

	As of December 31, 2021
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name "UltraCell"	$406	$-	$406
Total indefinite-lived intangible assets	$406	$-	$406
Finite-lived intangible assets:
Patents	21,221	(945)	20,276
Process know-how (IPR&D)	2,612	(147)	2,465
Order backlog	266	(90)	176
Software	122	(101)	21
Total finite-lived intangible assets	$24,221	$(1,283)	$22,938
Total intangible assets	$24,627	$(1,283)	$23,344

The Company did not record any additions to indefinite-lived intangible assets in the three months ended March 31, 2022. In the three months ended March 31, 2021, the Company recorded indefinite-lived intangible assets of $0.4 million related to the trade name UltraCell.

In 2021, the Company also recorded $22.9 million (net carrying amount) of amortizing intangible assets, most of which were in connection with the Company’s acquisitions of UltraCell, SerEnergy, and FES.  In the three months ended March 31, 2022, the Company recorded $0.0 million of amortizing intangible assets.  In the three months ended March 31, 2021, the Company recorded $4.3 million of amortizing intangible assets related to the acquisition of UltraCell.   The amortizing intangible assets consist of patents, process know-how (IPR&D), order backlogs, and software which are amortized over 10 years, 6 years, 1 year, and 5 years respectively. The amortization expense for the intangible assets for the three months ended March 31, 2022 and 2021 was $0.7 million and $0.2 million, respectively.

Amortization expense is recorded on a straight-line basis.  Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company's intangible assets subject to amortization as of March 31, 2022 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2022	$2,032
2023	2,564
2024	2,564
2025	2,564
2026	2,564
Thereafter	9,963
Total	$22,251

9.	Property, plant and equipment, net

Our property, plant and equipment, net, consisted of the following:

(Amounts in thousands)	March 31, 2022 (unaudited)	December 31, 2021
Land, Buildings & Leasehold Improvements	$1,853	$1,888
Machinery	8,664	8,756
Equipment	4,602	4,091
Assets under construction	720	431
	$15,839	$15,166
Less: accumulated depreciation	(6,875)	(6,581)
Total	$8,964	$8,585

During the three months ended March 31, 2022, additions to property, plant and equipment of $0.9 million include leasehold improvements, machinery, office and other equipment and assets under construction. During the three-month period ended March 31, 2021, $0.1 million in additions to property and equipment concern machinery, office and other equipment and the remaining additions to the account relate to property and equipment acquired from UltraCell (Note 3).

Assets under construction mainly relate to the design and construction of Company’s leased premises at Hood Park in Charlestown, as discussed in Note 7. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. During the three months ended March 31, 2022, the Company did not transfer assets under construction to machinery and equipment.

Depreciation expense during the three months ended March 31, 2022 and 2021 was $0.4 million and $0.0 million, respectively.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

10.	Other non-current assets

Other non-current assets as of March 31, 2022 and December 31, 2021 are mostly comprised of advances to suppliers for the acquisition of fixed assets of $2.2 million and $2.2 million, respectively, and guarantees paid as a security for the rental of premises of $0.2 million and $0.2 million, respectively.

11.	Trade and other payables

Trade and other payables include balances of suppliers and consulting service providers.  Other payables includes $0.6 million and $1.2 million for executive severance as of March 31, 2022 and December 31, 2021, respectively.

12.	Other current liabilities

As of March 31, 2022 and December 31, 2021, other current liabilities consist of the following:

(Amounts in thousands)	March 31, 2022 (unaudited)	December 31, 2021
Accrued expenses (1)	$1,655	$5,903
Other short-term payables (2)	4,685	4,590
Taxes and duties payable	742	1,236
Provision for unused vacation	588	424
Accrued provision for warranties, current portion (Note 14)	202	208
Social security funds	53	84
Overtime provision	38	70
Total	$7,963	$12,515

(1) Accrued expenses are analyzed as follows:

(Amounts in thousands)	March 31, 2022 (unaudited)	December 31, 2021
Accrued bonus	$-	$3,603
Accrued construction fees	237	1,285
Accrued expenses for legal and consulting fees	341	334
Accrued payroll fees	387	129
Other accrued expenses	690	552
Total	$1,655	$5,903

Accrued construction fees as of March 31, 2022 and December 31, 2021 relate to accrued fees for the design and construction of the Company’s leased workspace at Hood Park in Charlestown, as discussed in Note 7.  Other accrued expenses mainly consist of accrual of staff expenses and audit fees.

(2) Other short-term payables as of March 31, 2022 and December 31, 2021 include an amount of $4.4 million, which is payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES, as discussed in Note 3(c).

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

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of March 31, 2022, the Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

14.	Other long-term liabilities

Other long-term liabilities as of March 31, 2022 and December 31, 2021 mainly include an amount of $0.8 million and $0.8 million, respectively, being the non-current portion of a total accrued warranty reserve of $1.0 million and $1.0 million, respectively. We accrue a warranty reserve of 8% of the sale price of the fuel cells sold, typically for 2 years. Warranty reserve is released when repairs or replacements are carried out in relation to items under warranties or when the warranty period for the fuel cell expires. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Other current liabilities (Note 12), while the remaining balance is included within Other long-term liabilities on the unaudited condensed consolidated balance sheet.

15.	Stockholders’ Equity / (Deficit)

Shares Authorized

As of March 31, 2022, the Company had authorized a total of 111,000,000 shares for issuance with 110,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

On April 9, 2021, 22,798 shares of common stock were issued in connection with the exercise of public warrants discussed below.

On August 31, 2021, 5,124,846 shares of common stock were issued in connection with the share consideration for the acquisition of SerEnergy and FES discussed in Note 3(c).

As of March 31, 2022 and December 31, 2021, there were 51,253,591 shares of issued and outstanding common stock with a par value of $0.0001 per share.

Public Warrants

In connection with the Business Combination, the Company has assumed Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50 per share. These exercises generated $262,177 additional proceeds to the Company and increased our shares outstanding by 22,798 shares. Following these exercises, as of March 31, 2022, the Company’s Public Warrants amounted to 22,029,279.

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

Stock-Based Compensation Plans

2021 Equity Incentive Plan

The Company’s Board of Directors and shareholders previously approved the 2021 Equity Incentive Plan (the “Plan”) to reward certain employees and directors of the Company. The Plan has been established to advance the interests of the Company by providing for the grant to Participants of Stock and Stock-based Awards. The maximum number of shares of common stock that may be delivered in satisfaction of Awards under the Plan is 6,915,892 shares.

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. Stock Options have been granted during the three months ended March 31, 2022 are as follows:

	Number of Shares	Strike Price	Grant Date Fair Value
Granted on March 18, 2022	328,167	$2.94	$2.32
Total stock options granted in 2022	328,167

The following table presents the assumptions used to estimate the fair value of the stock options as of the Grant Date:

Assumptions
Stock options granted on March 18, 2022
Expected volatility	96.7%
Risk-free rate	2.2%
Time to maturity	6.25 years

The Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company has recognized compensation cost of $0.9 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statement of operations for the three months ended March 31, 2022.  The Company did not recognize compensation costs in respect of Stock Options for the three months ended March 31, 2021. The Company has also a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the three months ended March 31, 2022:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	2,624,894	$4.88
Granted	328,167	$2.32
Vested	(489,875)	$5.04
Forfeited	(2,708)	$4.45
Unvested as of March 31, 2022	2,460,478	$4.45

As of March 31, 2022, there was $10.3 million of unrecognized compensation cost related to unvested stock options. This amount is expected to be recognized over the remaining vesting period of stock options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company has recognized compensation cost of $1.9 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statement of operations for the three months ended March 31, 2022.  The Company did not recognize compensation cost in respect of RSUs for the three months ended March 31, 2021. The Company has also a policy of accounting for forfeitures when they occur.

Restricted Stock Units have been granted during the three months ended March 31, 2022 are as follows:

	Number of Shares	Grant Date Fair Value
Granted on March 18, 2022	328,167	$2.94
Total restricted stock units granted in 2022	328,167

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	2,702,099	$9.65
Granted	328,167	$2.94
Vested (1)	(518,831)	$10.36
Forfeited	(22,012)	$10.00
Unvested as of March 31, 2022	2,489,423	$8.61

(1)	As of March 31, 2022, the shares were not issued and outstanding.

As of March 31, 2022, there was $19.7 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

16.	Revenue

Revenue is analyzed as follows:

	Three Months Ended March 31, (unaudited)
(Amounts in thousands)	2022	2021
Sales of goods	$676	$1,489
Sales of services	580	-
Total revenue from contracts with customers	$1,256	$1,489

The timing of revenue recognition is analyzed as follows:

(Amounts in thousands)	Three Months Ended March 31, (unaudited)
Timing of revenue recognition	2022	2021
Revenue recognized at a point in time	$1,256	$829
Revenue recognized over time	-	660
Total revenue from contracts with customers	$1,256	$1,489

As of March 31, 2022 and December 31, 2021, Advent recognized contract assets of $1.1 million and $1.6 million, respectively, on the consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, Advent recognized contract liabilities of $0.6 million and $1.1 million, respectively, in the consolidated balance sheets. During the three months ended March 31, 2022, the Company recognized the amount of $0.1 million in revenues.

17.	Collaborative Arrangements

Cooperative Research and Development Agreement

In August 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with Triad National Security, LLC (“TRIAD”), Alliance for Sustainable Energy LLC (“ASE”), and Brookhaven Science Associates (“BSA”).  The purpose of this project is to build a fuel cell prototype that moves this technology closer to commercial readiness which was sanctioned by the Los Alamos National Laboratory and the National Renewable Energy Laboratory.  The Government's estimated total contribution, which is provided through TRIAD’s, ASE’s, and BSA’s respective contracts with the Department of Energy is $1.2 million, subject to available funding.  As a part of the CRADA, the Company is required to contribute $1.2 million in cash and $0.6 million of in-kind contributions, such as personnel salaries.  The cash payments are capitalized and amortized on a straight-line basis over the life of the contract.  In-kind contributions are expensed as incurred.  To date, the Company has not recognized any revenue from the CRADA.

Expenses from Collaborative Arrangements

For the three months ended March 31, 2022, an amount of $0.3 million has been recognized in research and development expenses line on the consolidated statements of operations.  The Company did not recognize any expenses related to the CRADA in the three months ended March 31, 2021.

18.	Income Taxes

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

19.	Segment Reporting and Information about Geographical Areas

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, (unaudited)
(Amounts in thousands)	2022	2021
North America	$492	$1,335
Europe	379	154
Asia	385	-
Total net sales	$1,256	$1,489

20.	Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2022.

Guarantee letters

The Company has contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of March 31, 2022 and December 31, 2021, issued letters of guarantee amount to $0.1 million and $2.7 million, respectively.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025. The following table summarizes our contractual obligations as of March 31, 2022:

Fiscal Year Ended December 31,	Quantity (m2)	Price (Amounts in thousands)
2022	3,000	$1,053
2023	4,000	1,269
2024	6,000	1,699
2025	8,000	2,265
Total	21,000	$6,286

Operating Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as Tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $0.5 million. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $0.1 million which is included in Other non-current assets on the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease has a term of eight years and five months, with an option to extend for five years, and is expected to commence in August 2022. The Company is obliged to provide security in the form of a security deposit in the amount of $0.8 million before commencement of the lease.

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

During the three months ended March 31, 2022 and 2021 the Company recorded lease expenses of $0.3 million and $0.0 million, respectively.

Future Lease Payments

Future minimum lease payments under operating leases expiring subsequent to March 31, 2022, are summarized as follows (amounts in thousands):

Fiscal Year Ended December 31,
2022	$1,247
2023	2,296
2024	2,281
2025	2,318
2026	1,932
Thereafter	6,351
Total	$16,425

21.	Net income / (loss) per share

Net income / (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net income / (loss) per share for the three months ended March 31, 2022 and 2021:

(Amounts in thousands, except share and per share amounts)	Three Months Ended March 31, (unaudited)
Numerator:	2022	2021
Net income / (loss)	$(4,096)	$2,906
Denominator:
Basic weighted average number of shares	51,253,591	37,769,554
Diluted weighted average number of shares	51,253,591	40,987,346
Net loss per share:
Basic	$(0.08)	0.08
Diluted	$(0.08)	0.07

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

As the Company incurred losses for the three months ended March 31, 2022, the effect of including any potential common shares in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

22.	Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (“2021 Annual Report”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2021 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

This MD&A generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. As used in this MD&A, unless the context indicates otherwise, the financial information and data relating to the three months ended March 31, 2021 are those of Advent Technologies, Inc. and its subsidiaries for the period prior to the Closing and are those of Advent Technologies Holdings, Inc. for the period subsequent to the Closing; and the data for the three months ended March 31, 2022 are those of Advent Technologies Holdings, Inc.  See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

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

Business Combination and Public Company Costs

On October 12, 2020, Advent Technologies, Inc. (“Legacy Advent”) entered into the Merger Agreement with AMCI Acquisition Corp. ( “AMCI”), a Delaware corporation, AMCI Merger Sub Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company (“Sponsor”), in its capacity as Purchaser Representative (the “Purchaser Representative”) and Vassilios Gregoriou, in the capacity as Seller Representative (the “Seller Representative”), pursuant to which, effective February 4, 2021 (the “Closing”), Merger Sub merged with and into Legacy Advent., with Legacy Advent surviving the Merger as a wholly-owned subsidiary of AMCI and AMCI changed its name to “Advent Technologies Holdings, Inc.”. Advent Technologies, Inc. is deemed the accounting predecessor and the combined entity is the successor registrant with the SEC, meaning that Advent Technologies, Inc.’s financial statements for previous periods are and will be disclosed in the company’s current and future periodic reports filed with the SEC.

While the legal acquirer in the Merger Agreement is AMCI, for financial accounting and reporting purposes under GAAP, we have determined that Advent Technologies is the accounting acquirer and the Business Combination will be accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Advent Technologies in many respects. Under this method of accounting, AMCI is treated as the acquired entity whereby Legacy Advent is deemed to have issued common stock for the net assets and equity of AMCI, consisting mainly of cash, accompanied by a simultaneous equity recapitalization of AMCI (the “Recapitalization”).

Upon consummation of the Business Combination, the most significant change in Legacy Advent’s reported financial position and results was an increase in cash of approximately $141 million. Total direct and incremental transaction costs of AMCI and Legacy Advent, along with liabilities of AMCI paid off at the Closing, were approximately $23.6 million.

As a consequence of the Business Combination, Legacy Advent became the successor to an SEC-registered and Nasdaq-listed company which has required and will require Advent to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Advent expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

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

Business Developments

Share Purchase Agreement

On August 31, 2021, pursuant to the Share Purchase Agreement (the “Purchase Agreement”), dated as of June 25, 2021, by and between Advent Technologies Holdings, Inc. (the “Company” or the “Buyer”) and F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”), the Company acquired (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES” and together with SerEnergy, the “Target Companies”), together with certain outstanding shareholder loan receivables. As consideration for the transactions contemplated by the Purchase Agreement, the Company paid to the Seller €15.0 million in cash and on August 31, 2021, the Company issued to the Seller 5,124,846 shares of common stock.

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

Collaboration with the DOE

The efforts with the constellation of Department of Energy National Laboratories (Los Alamos National Laboratory, LANL; Brookhaven National Laboratory, BNL; National Renewable Energy Laboratory, NREL) continue to gain momentum. This group of leading scientists and engineers is working closely with Advent’s development and manufacturing teams and are furthering the understanding of breakthrough materials that will advance HT-PEM fuel cells.  This next generation HT-PEM appears to be well suited for heavy duty transportation, marine, and aeronautical applications, as well as delivering benefits in cost and lifetime for stationary power systems used in telecom and other remote power markets.

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

UltraCell Purchase Agreement

On February 18, 2021, Advent Technologies, Inc., entered into a Membership Interest Purchase Agreement (the “MI Purchase Agreement”) with Bren-Tronics, Inc. (“Bren-Tronics”) and UltraCell, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Bren-Tronics (“UltraCell”). Pursuant to the MI Purchase Agreement, and subject to the terms and conditions therein, on February 18, 2021, Advent acquired 100% of the issued and outstanding membership interests in UltraCell, for $4.0 million and a maximum of $6.0 million upon achievement of certain milestones. Advent also assumed the terms of Bren-Tronics lease for property used in UltraCell’s operations in Livermore, California.

Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $0.5 million. The term of the lease is for five years (unless terminated as provided in the lease). The Company provided security in the form of a security deposit in the amount of $0.1 million.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease has a term of eight years and five months, with an option to extend for five years and is expected to commence in August 2022.  The Company provided security in the form of a security deposit in the amount of $0.8 million, upon commencement of the lease.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of March 31, 2022, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Basis of Presentation

Advent’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The Company has determined that it operates in one reportable segment. See Note 1 “Basis of Presentation” in the accompanying condensed consolidated financial statements for more information.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $8.4 million and $9.8 million for the three months ended March 31, 2022 and 2021, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

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

Amortization of intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell is the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years, for which amortization expense of $(0.1) million and $(0.1) million has been recognized for the periods for the three months ended March 31, 2022 and from the acquisition date of UltraCell to March 31, 2021, respectively.

The intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES are the Patents amounting to $16.9 million, the Process know-how (IPR&D) amounting to $2.6 million and the Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year.  Amortization expense of $(0.6) million and $0 has been recognized in relation to these intangibles for the three months ended March 31, 2022 and 2021, respectively.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2022 and 2021, and the changes between periods.

	Three months ended March 31, (unaudited)
(Amounts in thousands, except share and per share amounts)	2022	2021	$ change	% change
Revenue, net	$1,256	$1,489	$(233)	(15.6)%
Cost of revenues	(1,517)	(347)	(1,170)	337.2%
Gross profit / (loss)	(261)	1,142	(1,403)	(122.9)%
Income from grants	508	38	470	1,236.8%
Research and development expenses	(2,149)	(29)	(2,120)	7,310.3%
Administrative and selling expenses	(10,498)	(7,922)	(2,576)	32.5%
Amortization of intangibles	(699)	(187)	(512)	273.8%
Operating loss	(13,099)	(6,958)	(6,141)	88.3%
Fair value change of warrant liability	8,376	9,766	(1,390)	(14.2)%
Finance costs	(10)	(10)	-	-
Foreign exchange (losses) / gains, net	(17)	24	(41)	(170.8)%
Other income / (expenses), net	(3)	84	(87)	(103.6)%
Income / (Loss) before income tax	(4,753)	2,906	(7,659)	(263.6)%
Income tax	657	-	657	N/A
Net income / (loss)	$(4,096)	$2,906	$(7,002)	(240.9)%
Net income / (loss) per share
Basic income / (loss) per share	(0.08)	0.08	(0.16)	N/A
Basic weighted average number of shares	51,253,591	37,769,554	N/A	N/A
Diluted income / (loss) per share	(0.08)	0.07	(0.15)	N/A
Diluted weighted average number of shares	51,253,591	40,987,346	N/A	N/A

Revenue, net

Our total revenue from product sales decreased by approximately $0.2 million from approximately $1.5 million in the three months ended March 31, 2021 to approximately $1.3 million in the three months ended March 31, 2022. The decrease in revenue was related to the timing of revenue recognition under certain long-term contracts with customers for Advent’s MEAs and other products.

Cost of Revenues

Cost of revenues increased by approximately $1.2 million from approximately $0.3 million in the three months ended March 31, 2021 to approximately $1.5 million in the three months ended March 31, 2022. The increase in cost of revenues was related to the requirement for increased production of MEAs and fuel cell systems to satisfy customer demand, as well as, cost of revenues attributed to UltraCell’s, SerEnergy’s and FES’s operations. We also faced supply chain cost pressure during the three months ended March 31, 2022.

Gross profit / (loss), which is revenue, net minus the cost of revenue, decreased to $(0.3) million in the three months ended March 31, 2022 from $1.1 million in the three months ended March 31, 2021.

Research and Development Expenses

Research and development expenses were approximately $2.1 million in the three months ended March 31, 2022, primarily related to the research and development costs of SerEnergy and FES, as well as the Company’s cooperative research development agreement with the U.S. Department of Energy. Research and development expenses were approximately $0.0 million in the three months ended March 31, 2021.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $10.5 million in the three months ended March 31, 2022, and $7.9 million in the three months ended March 31, 2021. The increase was primarily due the increased personnel in the Greece and Boston offices, the recognition of stock-based compensation expense amounting to $2.9 million, administrative and selling expenses associated with being a public company, and costs of the SerEnergy/FES businesses post-acquisition.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $8.4 million and $9.8 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended March 31, 2022 and for the period February 4, 2021 to March 31, 2021, respectively.

Liquidity and Capital Resources

As of the date of this filing of the Quarterly Report on Form 10-Q, Advent’s existing cash resources and projected cash flows are anticipated to be sufficient to support planned operations for the next 12 months after the date hereof.  This is based on the amount of cash we raised in the Business Combination and projected results over the next 12 months.

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2022 and 2021, and the changes between periods.

	Three Months Ended March 31, (unaudited)
(Amounts in thousands)	2022	2021	$ change	% change
Net Cash used in Operating Activities	$(19,311)	$(12,196)	$(7,115)	58.3%

Cash Flows from Investing Activities:
Purchases of property and equipment	(950)	(77)	(873)	1,133.8%
Purchases of intangible assets	(13)	-	(13)	N/A
Advances for the acquisition of property and equipment	(50)	-	(50)	N/A
Acquisition of a subsidiary, net of cash acquired	-	(3,976)	3,976	(100.0)%
Receipt of government grants	3	-	3	N/A
Net Cash used in Investing Activities	$(1,010)	$(4,053)	$3,043	(75.1)%

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	-	140,693	(140,693)	(100.0)%
Net Cash provided by Financing Activities	$-	$140,693	$(140,693)	(100.0)%

Net (decrease) / increase in cash and cash equivalents	$(20,321)	$124,444	$(144,765)	(116.3)%
Effect of exchange rate changes on cash and cash equivalents	(161)	15	(176)	(1,173.3)%
Cash and cash equivalents at the beginning of period	79,764	516	79,248	15,358.1%
Cash and cash equivalents at the end of period	$59,282	$124,975	$(65,693)	(52.6)%

Cash flows used in Operating Activities

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

Net cash used in operating activities was approximately $(19.3) million for the three months ended March 31, 2022, which related to outflows in connection with administrative and selling expenses and costs associated with insurances services and other personnel costs.

Net cash used in operating activities was approximately $(12.2) million for the three months ended March 31, 2021, which related to outflows in connection with one-time transactions costs, settlement of unpaid executive compensation and costs associated with insurances services and other consulting services.

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities was approximately $(1.0) million for the three months ended March 31, 2022, which mostly related to the acquisition of plant and equipment.

Advent’s cash flows from investing activities for the three months ended March 31, 2021 represents the cash amount of $4 million paid at the consummation of the acquisition of UltraCell, LLC on February 18, 2021. Advent expects to invest substantially in fixed assets, plant and equipment in the near future as it executes its product development programs.

Cash Flows provided by Financing Activities

Advent’s cash flows from financing activities for the three months ended March 31, 2021 represent the cash amount contributed at the date of the Merger of February 4, 2021.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of March 31, 2022 and December 31, 2021, Advent recognized contract assets of $1.1 million and $1.6 million, respectively, on the consolidated balance sheets. The balance as of March 31, 2022 and December 31, 2021 includes an amount of $0 and $0.6 million, respectively, from the SerEnergy and FES acquisition.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of March 31, 2022 and December 31, 2021, Advent recognized contract liabilities of $0.6 million and $1.1 million, respectively, in the consolidated balance sheets. During the three months ended March 31, 2022, the Company recognized the amount of $0.1 million in revenues. The balance as of March 31, 2022 and December 31, 2021 amounting to $0.5 million and $1.1 million, respectively, was from the SerEnergy and FES acquisition.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ending March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 and 2021, net income tax benefits (provisions) of $0.7 million and $0, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Warrant Liability

The Company accounts for the 26,369,557 warrants (comprising of 22,029,279 Public Warrants and 3,940,278 Private Placement Warrants) issued in connection with the initial public offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the three months ended March 31, 2022 and 2021.

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

The following tables show a reconciliation of net income / (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

EBITDA and Adjusted EBITDA	Three months ended March 31, (unaudited)
(in Millions of US dollars)	2022	2021	$ change
Net income / (loss)	$(4.10)	$2.91	(7.01)
Depreciation of property and equipment	$0.42	$0.00	0.42
Amortization of intangibles	$0.70	$0.19	0.51
Finance costs, net	$0.01	$0.01	-
Other (income) / expenses, net	$0.00	$(0.08)	0.08
Foreign exchange differences, net	$0.02	$(0.02)	0.04
Income tax	$(0.66)	$0.00	(0.66)
EBITDA	$(3.61)	$3.01	(6.62)
Net change in warrant liability	$(8.38)	$(9.77)	1.39
One-Time Transaction Related Expenses (1)	$0.00	$5.87	(5.87)
Adjusted EBITDA	$(11.99)	$(0.89)	(11.10)

(1) Bonus awarded after consummation of the Business Combination effective February 4, 2021.

Adjusted Net Income/(Loss)

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net income / (loss), primarily because it does not include one-time transaction costs and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three months ended March 31, 2022 and 2021.

Adjusted Net Loss	Three months ended March 31, (unaudited)
(in Millions of US dollars)	2022	2021	$ change
Net income / (loss)	$(4.10)	$2.91	(7.01)
Net change in warrant liability	$(8.38)	$(9.77)	1.39
One-Time Transaction Related Expenses (1)	$0.00	$5.87	(5.87)
Adjusted Net Loss	$(12.48)	$(0.99)	(11.49)

(1) Bonus awarded after consummation of the Business Combination effective February 4, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of March 31, 2022, Advent had a cash balance of approximately $59.3 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

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

In addition to the other information set forth in this Quarterly Report, for a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading “Risk Factors” in our 2021 Annual Report. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, results of operations, cash flows or prospects. There are no material changes to the risk factors described in the 2021 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2022	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Kevin Brackman
Kevin Brackman
Chief Financial Officer
(Authorized Officer; Principal Financial and Accounting Officer)