Form 10-Q
period 2022-06-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2022-08-09
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 9, 2022, the registrant had 51,631,509 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability to maintain the listing of our shares of common stock and warrants on Nasdaq;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting officers, key employees or directors;

●	factors relating to our business, operations and financial performance, including:

○	our ability to control the costs associated with our operations;

○	our ability to grow and manage growth profitably;

○	our reliance on complex machinery for our operations and production;

○	the market’s willingness to adopt our technology;

○	our ability to maintain relationships with customers;

○	the potential impact of product recalls;

○	our ability to compete within our industry;

○	increases in costs, disruption of supply or shortage of raw materials;

○	risks associated with strategic alliances or acquisitions, including the acquisition of SerEnergy A/S, a Danish stock corporation (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company (“FES”), former wholly-owned subsidiaries of F.E.R. fischer Edelstahlrohre GmbH, completed on August 31, 2021;

○	the impact of unfavorable changes in U.S. and international regulations;

○	the availability of and our ability to meet the terms and conditions for government grants and economic incentives; and

○	our ability to protect our intellectual property rights;

●	market conditions and global and economic factors beyond our control, including the potential adverse effects of the ongoing global coronavirus (COVID-19) pandemic on capital markets, general economic conditions, unemployment and our liquidity, operations and personnel;

●	volatility of our stock price and potential share dilution;

●	future exchange and interest rates; and

●	other factors detailed within the 2021 Annual Report under the section entitled “Risk Factors.”

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains our unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2022.

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

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Advent is considered the accounting acquirer (and legal acquiree) and the Company is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Quarterly Report on Form 10-Q, including in “Part I, Item 1. Unaudited Condensed Consolidated Financial Statements” and the notes thereto and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information relating to the three and six months ended June 30, 2021, are those of Legacy Advent and its subsidiaries for the period prior to the Closing and the financial information of the Company and its subsidiaries for the period subsequent to the Closing; the financial information relating to the three and six months ended June 30, 2022, are those of the Company and its subsidiaries. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “Advent,” the “Company,” we,” “us” and “our” refer to Advent Technologies Holdings, Inc. and its subsidiaries taken as a whole.

Advent Technologies Holdings, Inc.

i

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$46,536	$79,764
Accounts receivable	2,556	3,139
Contract assets	996	1,617
Inventories	10,248	6,958
Prepaid expenses and Other current assets	10,690	5,873
Total current assets	71,026	97,351
Non-current assets:
Goodwill	30,030	30,030
Intangibles, net	22,041	23,344
Property and equipment, net	9,648	8,585
Other non-current assets	2,696	2,475
Deferred tax assets	1,605	1,246
Available for sale financial asset	311	-
Total non-current assets	66,331	65,680
Total assets	$137,357	$163,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$4,929	$4,837
Deferred income from grants, current	203	205
Contract liabilities	934	1,118
Other current liabilities	7,523	12,515
Income tax payable	179	196
Total current liabilities	13,768	18,871
Non-current liabilities:
Warrant liability	2,214	10,373
Deferred tax liabilities	2,258	2,500
Defined benefit obligation	96	90
Deferred income from grants, non-current	127	-
Other long-term liabilities	710	996
Total non-current liabilities	5,405	13,959
Total liabilities	19,173	32,830
Commitments and contingent liabilities
Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at June 30, 2022 and December 31, 2021; Issued and outstanding: 51,631,509 and 51,253,591 at June 30, 2022 and December 31, 2021, respectively)	5	5
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at June 30, 2022 and December 31, 2021; nil issued and outstanding at June 30, 2022 and December 31, 2021)	-	-
Additional paid-in capital	169,980	164,894
Accumulated other comprehensive loss	(3,132)	(1,273)
Accumulated deficit	(48,669)	(33,425)
Total stockholders’ equity	118,184	130,201
Total liabilities and stockholders’ equity	$137,357	$163,031

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2022	2021	2022	2021
Revenue, net	$2,225	$1,003	$3,481	$2,493
Cost of revenues	(2,270)	(669)	(3,787)	(1,017)
Gross profit / (loss)	(45)	334	(306)	1,476
Income from grants	209	86	717	124
Research and development expenses	(2,642)	(639)	(4,791)	(668)
Administrative and selling expenses	(7,956)	(6,596)	(18,454)	(14,517)
Amortization of intangibles	(718)	29	(1,417)	(158)
Operating loss	(11,152)	(6,786)	(24,251)	(13,743)
Fair value change of warrant liability	(217)	3,646	8,159	13,412
Finance income / (expenses), net	1	(3)	(9)	(13)
Foreign exchange (losses) / gains, net	(1)	(10)	(18)	13
Other (expenses) / income, net	(218)	10	(221)	94
Loss before income tax	(11,587)	(3,143)	(16,340)	(237)
Income taxes	439	-	1,096	-
Net loss	$(11,148)	$(3,143)	$(15,244)	$(237)
Net loss per share
Basic loss per share	(0.22)	(0.07)	(0.30)	(0.01)
Basic weighted average number of shares	51,476,822	46,126,490	51,365,823	42,041,473
Diluted loss per share	(0.22)	(0.07)	(0.30)	(0.01)
Diluted weighted average number of shares	51,476,822	46,126,490	51,365,823	42,041,473

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2022	2021	2022	2021
Net loss	$(11,148)	$(3,143)	$(15,244)	$(237)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	(1,441)	(307)	(1,859)	(288)
Total other comprehensive loss	(1,441)	(307)	(1,859)	(288)
Comprehensive loss	$(12,589)	$(3,450)	$(17,103)	$(525)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended June 30, 2022
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Equity
Balance as of March 31, 2022 (Unaudited)	-	$-	-	$-	51,253,591	$5	$167,755	$(37,521)	$(1,691)	$128,548
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	377,918	0	-	-	-	0
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,225	-	-	2,225
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,148)	-	(11,148)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(1,441)	(1,441)
Balance as of June 30, 2022 (Unaudited)	-	$-	-	$-	51,631,509	$5	$169,980	$(48,669)	$(3,132)	$118,184

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Six Months Ended June 30, 2022
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Equity
Balance as of December 31, 2021	-	$-	-	$-	51,253,591	$5	$164,894	$(33,425)	$(1,273)	$130,201
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	377,918	0	-	-	-	0
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	5,086	-	-	5,086
Net loss (Unaudited)	-	-	-	-	-	-	-	(15,244)	-	(15,244)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(1,859)	(1,859)
Balance as of June 30, 2022 (Unaudited)	-	$-	-	$-	51,631,509	$5	$169,980	$(48,669)	$(3,132)	$118,184

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended June 30, 2021
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Equity
Balance as of March 31, 2021 (Unaudited)	-	$-	-	$-	46,105,947	$4	118,569	$(9,996)	$131	$108,708
Business combination and PIPE financing (Unaudited)	-	-	-	-	-	-	431	-	-	431
Share capital increase from warrants exercise (Unaudited)	-	-	-	-	22,798	0	262	-	-	262
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	703	-	-	703
Net Loss (Unaudited)	-	-	-	-	-	-	-	(3,143)	-	(3,143)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(307)	(307)
Balance as of June 30, 2021 (Unaudited)	-	$-	-	$-	46,128,745	$4	$119,965	$(13,139)	$(176)	$106,654

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Six Months Ended June 30, 2021
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2020	844,037	$1	2,095,592	$1	3,017,057	$3	$10,991	$(12,902)	$112	$(1,794)
Retroactive application of recapitalization (Unaudited)	(844,037)	(1)	(2,095,592)	(1)	22,016,341	(1)	3	-	-	-
Adjusted balance, beginning of period (Unaudited)*	-	-	-	-	25,033,398	2	10,994	(12,902)	112	(1,794)
Business combination and PIPE financing (Unaudited)	-	-	-	-	21,072,549	2	108,006	-	-	108,008
Share capital increase from warrants exercise (Unaudited)	-	-	-	-	22,798	0	262	-	-	262
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	703	-	-	703
Net loss (Unaudited)	-	-	-	-	-	-	-	(237)	-	(237)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(288)	(288)
Balance as of June 30, 2021 (Unaudited)	-	$-	-	$-	46,128,745	$4	$119,965	$(13,139)	$(176)	$106,654

*	The amounts have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Six months ended June 30, (Unaudited)
	2022	2021
Net Cash used in Operating Activities	$(29,356)	$(16,231)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,673)	(948)
Purchases of intangible assets	(121)	-
Advances for the acquisition of property and equipment	-	(2,529)
Acquisition of subsidiaries, net of cash acquired	-	(5,923)
Acquisition of available for sale financial assets	(328)	-
Net Cash used in Investing Activities	$(3,122)	$(9,400)

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	-	141,121
Proceeds of issuance of common stock and paid-in capital from warrants exercise	-	262
State loan proceeds	-	117
Net Cash provided by Financing Activities	$-	$141,500

Net increase / (decrease) in cash and cash equivalents	$(32,478)	$115,869
Effect of exchange rate changes on cash and cash equivalents	(750)	(276)
Cash and cash equivalents at the beginning of the period	79,764	516
Cash and cash equivalents at the end of the period	$46,536	$116,109

Supplemental Cash Flow Information
Cash activities
Interest paid	$7	$-
Non-cash Investing and Financing Activities:
Stock-based compensation	$5,086	$703

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Advent’s stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Advent Preferred Stock (“Preferred Series A” and “Preferred Series Seed”) and Legacy Advent common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of changes in stockholders’ equity / (deficit) for the issuances of Legacy Advent’s Preferred Stock, were also retroactively converted to Legacy Advent common stock (Note 3).

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

The unaudited condensed consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

Company Name	Country of Incorporation	Ownership Interest		Statements of Operations
		Direct	Indirect	2022	2021
Advent Technologies, Inc.	USA	100%	-	01/01 – 6/30	01/01 – 6/30
Advent Technologies S.A.	Greece	100%	-	01/01 – 6/30	01/01 – 6/30
Advent Technologies LLC	USA	-	100%	01/01 – 6/30	02/19 – 6/30
Advent Technologies GmbH	Germany	100%	-	01/01 – 6/30	-
Advent Technologies A/S	Denmark	100%	-	01/01 – 6/30	-
Advent Green Energy Philippines, Inc	Philippines	-	100%	01/01 – 6/30	-

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

Management is closely monitoring the developments around COVID-19 and is constantly assessing its implications on the Company’s productivity, results of operations and financial position. At this stage, the Company maintains a strong financial position with its cash and cash equivalents amounting to $46.5 million. Additionally, as of June 30, 2022, the Company reported a positive working capital of $57.3 million.

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

2.	Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Annual Report Form 10-K filed with the SEC on March 31, 2022. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company did not apply any new accounting policies during the three- and six-month periods ended June 30, 2022 other than those noted within Recent Accounting Pronouncements (included in Note 2).

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

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

●	Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Available for Sale Financial Asset

On May 25, 2022, Advent Technologies S.A (“Advent SA”) and UNI.FUND Mutual Fund (“UNIFUND”) entered into an agreement to finance Cyrus SA (“Cyrus”) with a convertible bond loan (“Bond Loan”) of €1.0 million. As a part of this transaction, Advent SA offered €0.3 million in bond loans with an annual interest rate of 8.00%. The term of the loan is three years and there is a surcharge of 2.5% for overdue interest.

Mandatory conversion of the Bond Loan will occur in the event of qualified financing which is equivalent to a share capital increase by Cyrus in the first three years from the execution of the Bond Loan agreement with a total amount over €3 million which is covered by third parties unrelated to the basic shareholders or by investors related to them.

The Company classifies the Bond Loan as an available for sale financial asset on the condensed consolidated balance sheets. The Company recognizes interest income within the condensed consolidated statement of operations.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the condensed consolidated statements of comprehensive loss. The Company did not recognize any unrealized gain / (loss) from the agreement date of May 25, 2022 through June 30, 2022.

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

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022 (unaudited)
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$311	$311
	$311	$311

Liabilities
Warrant liability	$2,214	$2,214
	$2,214	$2,214

	As of December 31, 2021
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Liabilities
Warrant liability	$10,373	$10,373
	$10,373	$10,373

As of December 31, 2021, the Company did not hold any assets measured at fair value on a recurring basis.

The carrying amounts of the Company’s remaining financial instruments reflected on the unaudited condensed consolidated balance sheets and which consist of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, and other current liabilities, approximate their respective fair values due to their short-term nature.

Changes in the fair value of Level 3 liabilities for the three and six months ended June 30, 2022 and 2021 were as follows:

Warrant Liability
(Amounts in thousands)	For the Three Months Ended June 30, 2022 (unaudited)	For the Three Months Ended June 30, 2021 (unaudited)	For the Six Months Ended June 30, 2022 (unaudited)	For the Six Months Ended June 30, 2021 (unaudited)
Estimated fair value (beginning of period)	$1,997	$23,350	$10,373	$-
Estimated fair value of warrant issuance	-	-	-	33,116
Change in estimated fair value	217	(3,646)	(8,159)	(13,412)
Estimated fair value (end of period)	$2,214	$19,704	$2,214	$19,704

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

The following table provides quantitative information regarding Level 3 fair value measurement inputs as of their measurement date June 30, 2022:

Stock price	$2.52
Exercise price (strike price)	$11.50
Risk-free interest rate	2.95%
Volatility	74.20%
Remaining term (in years)	3.59

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

The Company adopted ASC 842 on January 1, 2022 for its annual consolidated financial statements and related disclosures and for interim periods within annual periods from January 1, 2023 in accordance with the adoption dates for private entities applicable to it under its emerging growth company status. When the Company presents the adoption of the new lease standard it will use the modified retrospective method. At the time the Company presents its interim consolidated financial statements for the first quarter of 2023, it will adjust the comparative period to reflect the adoption of this standard. Furthermore, the Company elected practical expedients, which allow entities (i) to not reassess whether any expired or existing contracts are considered or contain leases; (ii) to not reassess the lease classification for any expired or existing leases (iii) to not reassess initial direct costs for any existing leases and (iv) which allows to treat the lease and non-lease components as a single lease component due to its predominant characteristic. The Company expects this standard will have a material effect on its consolidated balance sheets with the recognition of new right-of-use assets and lease liabilities for all operating leases longer than one year in duration. The Company estimates both assets and liabilities on the condensed consolidated balance sheet will increase by approximately $15.8 million. The Company does not expect the adoption to have a significant impact upon its consolidated statements of operations and cash flows. Changes in lease population or changes in incremental borrowing rates may alter this estimate. The Company will expand its disclosures in its annual consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU will improve the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and, (3) the effect of the assistance on a business entity’s financial statements. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. The Company adopted the standard on January 1, 2022 and is currently evaluating the impact of this standard on the Company’s annual consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020 for public entities, with early adoption permitted. The Company adopted the standard on January 1, 2022,in accordance with the adoption dates for private entities applicable to it under its emerging growth company status and does not believe that the standard will have a significant impact on the Company’s annual consolidated financial statements and related disclosures.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the six months ended June 30, 2021:

(Amounts in thousands)	Recapitalization
Cash- AMCI’s trust and cash (net of redemptions)	$93,311
Cash – PIPE plus interest	65,000
Less transaction costs and advisory fees paid	(17,189)
Less non-cash warrant liability assumed	(33,116)
Net Business Combination and PIPE financing	$108,006

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Recapitalization
Class A Common Stock of AMCI, outstanding prior to Business Combination	9,061,136
Less Redemption of AMCI shares	(1,606)
Class B Common Stock of AMCI, outstanding prior to Business Combination	5,513,019
Shares issued in PIPE	6,500,000
Business Combination and PIPE financing shares	21,072,549
Legacy Advent Shares	25,033,398
Total shares of Common Stock immediately after Business Combination	46,105,947

(b)	UltraCell, LLC

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

Assets and liabilities at acquisition

The assets acquired and liabilities assumed at the date of acquisition were as follows (amounts in thousands):

Current assets
Cash and cash equivalents	$78
Other current assets	658
Total current assets	$736
Non-current assets	9
Total assets	$745

Current liabilities	110
Non-current liabilities	-
Total liabilities	$110

Net assets acquired	$635

Goodwill arising on acquisition

Cost of investment	$6,000
Net assets value	635
Consideration to be allocated	$5,365
Fair value adjustment - New intangibles
Trade name “UltraCell”	406
Patented technology	4,328
Total intangibles acquired	$4,734
Remaining Goodwill	$631

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

Process know-how (IPR&D)

SerEnergy and FES are currently developing cost reduction initiatives (unpatented know-how) related to membrane electrode assembly, bipolar plates, gaskets, burner/reformer and electronics. This IPR&D is evaluated as a significant asset for the business as it will allow significant cost reduction leading to higher profits in the future. These cost reductions are expected to be introduced in 2022 and 2023. The multi-period excess earnings method was applied to calculate the fair value of this asset. The discount rate used for the valuation of IPR&D was 10.1%. IPR&D is amortized over its useful life of 6 years, being the average timespan of a generation of fuel cell modules.

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

Balances with related parties

The were no outstanding balances with related parties as of June 30, 2022 and December 31, 2021.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

The Company executives, Vassilios Gregoriou, Christos Kaskavelis, Emory De Castro, James Coffey and former Chief Financial Officer, William Hunter, each received a signing bonus and transaction bonus upon the consummation of the merger in an aggregate amount of $5.6 million, which is included in administrative and selling expenses in the statement of operations for the six months ended June 30, 2021.

5.	Accounts receivable, net

Accounts receivable consist of the following:

(Amounts in thousands)	June 30, 2022 (unaudited)	December 31, 2021
Accounts receivable from third party customers	$2,971	$3,550
Less: Allowance for credit losses	(415)	(411)
Accounts receivable, net	$2,556	$3,139

For the three and six months ended June 30, 2022 and 2021, changes in the allowance for credit losses were as follows:

(Amounts in thousands)	For the three months ended June 30, 2022 (unaudited)	For the three months ended June 30, 2021 (unaudited)	For the six months ended June 30, 2022 (unaudited)	For the six months ended June 30, 2021 (unaudited)
Balance at beginning of period	$(402)	$-	$(411)	$-
Additions	(40)	-	(40)	-
Exchange differences	27	-	36	-
Balance at end of period	$(415)	$-	$(415)	$-

6.	Inventories

Inventories consist of the following:

(Amounts in thousands)	June 30, 2022 (unaudited)	December 31, 2021
Raw materials and supplies	$7,008	$5,361
Work-in-process	440	757
Finished goods	2,844	888
Total	$10,292	$7,006
Provision for slow moving inventory	(44)	(48)
Total	$10,248	$6,958

The changes in the provision for slow moving inventory is as follows:

(Amounts in thousands)	For the three months ended June 30, 2022 (unaudited)	For the three months ended June 30, 2021 (unaudited)	For the six months ended June 30, 2022 (unaudited)	For the six months ended June 30, 2021 (unaudited)
Balance at beginning of period	$(47)	$-	$(48)	$-
Exchange differences	3	-	4	-
Balance at end of period	$(44)	$-	$(44)	$-

7.	Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

(Amounts in thousands)	June 30, 2022 (unaudited)	December 31, 2021
Prepaid insurance expenses	$1,641	$355
Prepaid research expenses	391	495
Prepaid rent expenses	92	99
Other prepaid expenses	313	191
Total	$2,437	$1,140

Prepaid insurance expenses as of June 30, 2022 and December 31, 2021 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of June 30, 2022 and December 31, 2021 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 17.

Other current assets are analyzed as follows:

(Amounts in thousands)	June 30, 2022 (unaudited)	December 31, 2021
VAT receivable	$1,006	$981
Withholding tax	543	108
Grant receivable	396	510
Purchases under receipt	455	274
Guarantees	37	24
Other receivables	5,816	2,836
Total	$8,253	$4,733

On March 8, 2021, the Company entered into a lease agreement for 21,401 square feet for use as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will be reimbursed by the lessor for up to $8.0 million of expenses related to the design and construction of the Company’s workspace. As of June 30, 2022 and December 31, 2021, other receivables include an amount of $5.7 million and $2.6 million, respectively, relating to the expenses reimbursable by the lessor.

8.	Goodwill and Intangible Assets

Goodwill

As of June 30, 2022 and December 31, 2021, the Company had goodwill of $30.0 million related to the acquisitions of UltraCell, SerEnergy, and FES, which is analyzed as follows:

(Amounts in thousands)
Goodwill on acquisition of UltraCell (Note 3b)	$631
Goodwill on acquisition of SerEnergy and FES (Note 3c)	29,399
Total goodwill	$30,030

Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of June 30, 2022 and December 31, 2021 is as follows:

	As of June 30, 2022 (unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$406
Total indefinite-lived intangible assets	$406	$-	$406
Finite-lived intangible assets:
Patents	21,221	(1,997)	19,224
Process know-how (IPR&D)	2,612	(362)	2,250
Order backlog	266	(222)	44
Software	226	(109)	117
Total finite-lived intangible assets	$24,325	$(2,690)	$21,635
Total intangible assets	$24,731	$(2,690)	$22,041

	As of December 31, 2021
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$406
Total indefinite-lived intangible assets	$406	$-	$406
Finite-lived intangible assets:
Patents	21,221	(945)	20,276
Process know-how (IPR&D)	2,612	(147)	2,465
Order backlog	266	(90)	176
Software	122	(101)	21
Total finite-lived intangible assets	$24,221	$(1,283)	$22,938
Total intangible assets	$24,627	$(1,283)	$23,344

The Company did not record any additions to indefinite-lived intangible assets in the three and six months ended June 30, 2022. In the six months ended June 30, 2021, the Company recorded indefinite-lived intangible assets of $0.4 million related to the trade name UltraCell.

In 2021, the Company also recorded $22.9 million (net carrying amount) of amortizing intangible assets, most of which were in connection with the Company’s acquisitions of UltraCell, SerEnergy, and FES. In the three and six months ended June 30, 2022, the Company recorded $0.1 million and $0.1 million, respectively, of amortizing intangible assets related to software. The Company did not record amortizing intangible assets during the three months ended June 30, 2021. For the six months ended June 30, 2021, the Company recorded $4.3 million of amortizing intangible assets related to the acquisition of UltraCell. The amortizing intangible assets consist of patents, process know-how(IPR&D), order backlogs, and software which are amortized over 10 years, 6 years, 1 year, and 5 years respectively. The amortization expense for the intangible assets for the three months ended June 30, 2022 and 2021 was $0.7 million and $0, respectively. The amortization expense for the intangible assets for the six months ended June 30, 2022 and 2021 was $1.4 million and $0.2 million, respectively.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of June 30, 2022 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2022	$1,358
2023	2,607
2024	2,607
2025	2,607
2026	2,607
Thereafter	9,849
Total	$21,635

9.	Property, plant and equipment, net

Our property, plant and equipment, net, consisted of the following:

(Amounts in thousands)	June 30, 2022 (unaudited)	December 31, 2021
Land, Buildings & Leasehold Improvements	$1,864	$1,888
Machinery	7,936	8,756
Equipment	4,313	4,091
Assets under construction	1,969	431
	$16,082	$15,166
Less: accumulated depreciation	(6,434)	(6,581)
Total	$9,648	$8,585

During the three and six months ended June 30, 2022, additions to property, plant and equipment of $1.8 million and $2.7 million, respectively, include leasehold improvements, machinery, office and other equipment and assets under construction. During the three and six months ended June 30, 2021, $0.8 million and $0.9 million, respectively, in additions to property and equipment concern machinery, office and other equipment and the remaining additions to the account relate to property and equipment acquired from UltraCell (Note 3).

Assets under construction mainly relate to the design and construction of Company’s leased premises at Hood Park in Charlestown, as discussed in Note 7. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. During the three and six months ended June 30, 2022, the Company did not transfer assets under construction to machinery and equipment.

Depreciation expense during the three months ended June 30, 2022 and 2021 was $0.4 million and $0.1 million, respectively. Depreciation expense during the six months ended June 30, 2022 and 2021 was $0.8 million and $0.1 million, respectively.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

10.	Other non-current assets

Other non-current assets as of June 30, 2022 and December 31, 2021 are mostly comprised of advances to suppliers for the acquisition of fixed assets of $2.4 million and $2.2 million, respectively, and guarantees paid as a security for the rental of premises of $0.2 million and $0.2 million, respectively.

11.	Trade and other payables

Trade and other payables include balances of suppliers and consulting service providers. Other payables includes $0.2 million and $1.2 million for executive severance as of June 30, 2022 and December 31, 2021, respectively.

12.	Other current liabilities

As of June 30, 2022 and December 31, 2021, other current liabilities consist of the following:

(Amounts in thousands)	June 30, 2022 (unaudited)	December 31, 2021
Accrued expenses (1)	$1,479	$5,903
Other short-term payables (2)	4,711	4,590
Taxes and duties payable	529	1,236
Provision for unused vacation	487	424
Accrued provision for warranties, current portion (Note 14)	231	208
Social security funds	48	84
Overtime provision	38	70
Total	$7,523	$12,515

(1)	Accrued expenses are analyzed as follows:

(Amounts in thousands)	June 30, 2022 (unaudited)	December 31, 2021
Accrued bonus	$-	$3,603
Accrued construction fees	347	1,285
Accrued expenses for legal and consulting fees	197	334
Accrued payroll fees	190	129
Other accrued expenses	745	552
Total	$1,479	$5,903

Accrued construction fees as of June 30, 2022 and December 31, 2021 relate to accrued fees for the design and construction of the Company’s leased workspace at Hood Park in Charlestown, as discussed in Note 7. Other accrued expenses mainly consist of accrual of staff expenses and audit fees.

(2)	Other short-term payables as of June 30, 2022 and December 31, 2021 include an amount of $4.4 million, which is payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES, as discussed in Note 3(c).

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

As of June 30, 2022 and December 31, 2021, the Company had 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2022, the Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

Other long-term liabilities as of June 30, 2022 and December 31, 2021 mainly include an amount of $0.7 million and $0.8 million, respectively, being the non-current portion of a total accrued warranty reserve of $0.9 million and $1.0 million, respectively. We accrue a warranty reserve of 8% of the sale price of the fuel cells sold, typically for 2 years. Warranty reserve is released when repairs or replacements are carried out in relation to items under warranties or when the warranty period for the fuel cell expires. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Other current liabilities (Note 12), while the remaining balance is included within Other long-term liabilities on the unaudited condensed consolidated balance sheet.

15.	Stockholders’ Equity / (Deficit)

Shares Authorized

As of June 30, 2022, the Company had authorized a total of 111,000,000 shares for issuance with 110,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

On April 9, 2021, 22,798 shares of common stock were issued in connection with the exercise of public warrants discussed below.

On August 31, 2021, 5,124,846 shares of common stock were issued in connection with the share consideration for the acquisition of SerEnergy and FES discussed in Note 3(c).

On April 29, 2022, 9,652 shares of common stock were issued in connection with the Company’s 2021 Equity Incentive Plan (the “Plan”).

On May 5, 2022, 348,962 shares of common stock were issued in connection with the Plan.

On June 13, 2022, 9,652 shares of common stock were issued in connection with the Plan.

On June 29, 2022, 9,652 shares of common stock were issued in connection with the Plan.

As of June 30, 2022 and December 31, 2021, there were 51,631,509 and 51,253,591 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

Public Warrants

In connection with the Business Combination, the Company has assumed Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50 per share. These exercises generated $262,177 additional proceeds to the Company and increased our shares outstanding by 22,798 shares. Following these exercises, as of June 30, 2022, the Company’s Public Warrants amounted to 22,029,279.

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

Stock-Based Compensation Plans

2021 Equity Incentive Plan

The Company’s Board of Directors and shareholders previously approved the Plan to reward certain employees and directors of the Company. The Plan has been established to advance the interests of the Company by providing for the grant to Participants of Stock and Stock-based Awards. The maximum number of shares of common stock that may be delivered in satisfaction of Awards under the Plan is 6,915,892 shares.

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. Stock Options have been granted during the six months ended June 30, 2022 as follows:

	Number of Shares	Strike Price	Grant Date Fair Value
Granted on March 18, 2022	328,167	$2.94	$2.32
Total stock options granted in 2022	328,167

The following table presents the assumptions used to estimate the fair value of the stock options as of the Grant Date:

Assumptions
Stock options granted on March 18, 2022
Expected volatility	96.7%
Risk-free rate	2.2%
Time to maturity	6.25 years

The Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.8 million and $1.7 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statement of operations for the three and six months ended June 30, 2022, respectively. The Company recognized compensation cost of $0.2 million and $0.2 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statement of operations for the three and six months ended June 30, 2021, respectively. The Company has also a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the six months ended June 30, 2022:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	2,624,894	$4.88
Granted	328,167	$2.32
Vested	(489,875)	$5.04
Forfeited	(33,469)	$4.45
Unvested as of June 30, 2022	2,429,717	$4.51

As of June 30, 2022, there was $9.2 million of unrecognized compensation cost related to unvested stock options. This amount is expected to be recognized over the remaining vesting period of stock options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $1.4 million and $3.4 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statement of operations for the three and six months ended June 30, 2022, respectively. The Company recognized compensation cost of $0.5 million and $0.5 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statement of operations for the three and six months ended June 30, 2021, respectively. The Company has also a policy of accounting for forfeitures when they occur.

Restricted Stock Units have been granted during the six months ended June 30, 2022 as follows:

	Number of Shares	Grant Date Fair Value
Granted on March 18, 2022	328,167	$2.94
Granted on June 8, 2022	193,548	$1.55
Total restricted stock units granted in 2022	521,715

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	2,702,099	$9.65
Granted	521,715	$2.42
Vested	(538,135)	$10.36
Forfeited	(62,414)	$8.77
Unvested as of June 30, 2022	2,623,265	$8.09

As of June 30, 2022, there was $18.3 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

16.	Revenue

Revenue is analyzed as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(Amounts in thousands)	2022	2021	2022	2021
Sales of goods	$2,213	$1,003	$2,889	$2,493
Sales of services	12	-	592	-
Total revenue from contracts with customers	$2,225	$1,003	$3,481	$2,493

The timing of revenue recognition is analyzed as follows:

(Amounts in thousands)	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
Timing of revenue recognition	2022	2021	2022	2021
Revenue recognized at a point in time	$2,225	$1,003	$3,481	$1,833
Revenue recognized over time	-	-	-	660
Total revenue from contracts with customers	$2,225	$1,003	$3,481	$2,493

As of June 30, 2022 and December 31, 2021, Advent recognized contract assets of $1.0 million and $1.6 million, respectively, on the consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, Advent recognized contract liabilities of $0.9 million and $1.1 million, respectively, in the consolidated balance sheets. During the six months ended June 30, 2022, the Company recognized the amount of $0.1 million in revenues.

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2022 and as of June 30, 2021 are $2.5 million and $2.5 million, respectively. The Company expects to recognize this amount during the duration of the contract that ends in the fiscal year 2026.

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

Expenses from Collaborative Arrangements

For the three and six months ended June 30, 2022, an amount of $0.3 million and $0.6 million has been recognized in research and development expenses line on the consolidated statements of operations, respectively. The Company did not recognize any expenses related to the CRADA in the three and six months ended June 30, 2021.

18.	Convertible Bond Loan

On May 25, 2022, Advent SA and UNIFUND entered into an agreement to finance Cyrus with a convertible Bond Loan of €1.0 million. As a part of this transaction, Advent SA offered €0.3 million in bond loans with an annual interest rate of 8%. The term of the loan is three years and there is a surcharge of 2.5% for overdue interest.

Cyrus business relates to the research and experimental development in natural and mechanics, the construction of pumps and hydrogen compressors and the wholesale of compressors. Hydrogen compressors are critical part of the Hydrogen Refueling Stations (HRS) to be used by transport applications. Cyrus has developed a prototype Metal Hydride Compressor which offers unique advantages. The proceeds from the Bond Loan are to cover Cyrus’s working capital needs in the context of its operation and the product development.

Mandatory conversion of the Bond Loan will occur in the event of qualified financing which is equivalent to a share capital increase by Cyrus in the first three years from the execution of the Bond Loan agreement with a total amount over €3 million which is covered by third parties unrelated to the basic shareholders or by investors related to them.

19.	Income Taxes

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(Amounts in thousands)	2022	2021	2022	2021
North America	$941	$928	$1,433	$2,264
Europe	1,256	75	1,635	229
Asia	28	-	413	-
Total net sales	$2,225	$1,003	$3,481	$2,493

21.	Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2022.

Guarantee letters

The Company has contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of June 30, 2022 and December 31, 2021, issued letters of guarantee amount to $0.1 million and $2.7 million, respectively.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025. The following table summarizes our contractual obligations as of June 30, 2022:

Fiscal Year Ended December 31,	Quantity (m2)	Price (Amounts in thousands)
2022	2,400	$773
2023	4,000	1,269
2024	6,000	1,699
2025	8,000	2,265
Total	20,400	$6,006

Operating Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as Tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $0.5 million. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $0.1 million which is included in Other non-current assets on the consolidated balance sheet as of June 30, 2022 and December 31, 2021.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease has a term of eight years and five months, with an option to extend for five years, and is expected to commence in October 2022. The Company is obliged to provide security in the form of a security deposit in the amount of $0.8 million before commencement of the lease.

On August 31, 2021, the Company through its wholly-owned subsidiary, FES, entered into a lease agreement by and among the Company, in its capacity as lessee, and fischer group SE & Co. KG, having its registered seat in Achern, in its capacity as lessor. The lease provides for the rental by the Company of office space, workspace and outdoor laboratory at 77855 Achern, Im Gewerbegebiet 7 for use by FES. Under the terms of the lease, the Company leases 1,017 square feet at a monthly basic rate of €7,768 plus VAT. The Company provided security in the form of a parent guarantee for a maximum amount of €30,000.

Additionally, the Company’s subsidiaries Advent Technologies S.A., UltraCell LLC, Advent Technologies A/S and Advent Green Energy Philippines, Inc. have in place rental agreements for the lease of office and factory spaces.

During the three and six months ended June 30, 2022, the Company recorded lease expenses of $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2021, the Company recorded lease expenses of $0.2 million, respectively.

Future Lease Payments

Future minimum lease payments under operating leases expiring subsequent to June 30, 2022, are summarized as follows (amounts in thousands):

Fiscal Year Ended December 31,
2022	$781
2023	2,276
2024	2,266
2025	2,303
2026	1,920
Thereafter	6,325
Total	$15,871

22.	Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
(Amounts in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(11,148)	$(3,143)	$(15,244)	$(237)
Denominator:
Basic weighted average number of shares	51,476,822	46,126,490	51,365,823	42,041,473
Diluted weighted average number of shares	51,476,822	46,126,490	51,365,823	42,041,473
Net loss per share:
Basic	$(0.22)	$(0.07)	$(0.30)	$(0.01)
Diluted	$(0.22)	$(0.07)	$(0.30)	$(0.01)

Basic net loss per share is computed by dividing net loss for the periods presented by the weighted-average number of common shares outstanding during these periods.

Diluted net loss per share is computed by dividing the net loss, by the weighted average number of common shares outstanding for the periods, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the Public Warrants, Private Placements Warrants, Working Capital Warrants, Stock Options and Restricted Stock Units. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

As the Company incurred losses for the three and six months ended June 30, 2022 and 2021, the effect of including any potential common shares in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

23.	Subsequent Events

On June 16, 2022, the Company announced the receipt of a notification from the Greek State informing the Company that the Important Project of Common European Interest (“IPCEI”) Green HiPo was submitted for ratification by the European Union (“EU”) for funding of €782.1 million, spread over the next six years commencing in 2022. On July 15, 2022, the Company received official ratification from the European Commission of the EU. The Green HiPo project is designed to bring the development, design, and manufacture of HT-PEM fuel cells and electrolysers for the production of power and green hydrogen to the Western Macedonia region of Greece.

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

This MD&A generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. As used in this MD&A, unless the context indicates otherwise, the financial information and data relating to the three and six months ended June 30, 2021 are those of Advent Technologies, Inc. and its subsidiaries for the period prior to the Closing and are those of Advent Technologies Holdings, Inc. for the period subsequent to the Closing; and the data for the three and six months ended June 30, 2022 are those of Advent Technologies Holdings, Inc. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

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

Business Combination and Public Company Costs

On October 12, 2020, Advent Technologies, Inc. (“Legacy Advent”) entered into the Merger Agreement with AMCI Acquisition Corp. (“AMCI”), a Delaware corporation, AMCI Merger Sub Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company (“Sponsor”), in its capacity as Purchaser Representative (the “Purchaser Representative”) and Vassilios Gregoriou, in the capacity as Seller Representative (the “Seller Representative”), pursuant to which, effective February 4, 2021 (the “Closing”), Merger Sub merged with and into Legacy Advent., with Legacy Advent surviving the Merger as a wholly-owned subsidiary of AMCI and AMCI changed its name to “Advent Technologies Holdings, Inc.”. Advent Technologies, Inc. is deemed the accounting predecessor and the combined entity is the successor registrant with the SEC, meaning that Advent Technologies, Inc.’s financial statements for previous periods are and will be disclosed in the company’s current and future periodic reports filed with the SEC.

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

Additionally, Advent anticipates that its revenue, capital and operating expenditures will increase significantly in connection with its ongoing activities following the Business Combination, as Advent expects to:

●	Expand U.S.-based operations to increase capacity for product testing, development projects and associated research and development activities;

●	Expand production facilities to increase and automate assembly and production of fuel cell systems and MEAs;

●	Develop improved MEA and other products for both existing and new markets, such as ultra-light MEAs designed for aviation applications, to remain at the forefront of the fast-developing hydrogen economy;

●	Increase business development and marketing activities;

●	Increase headcount in management and head office functions in order to appropriately manage Advent’s increased operations;

●	Improve its operational, financial and management information systems;

●	Obtain, maintain, expand, and protect its intellectual property portfolio; and

●	Operate as a public company.

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

Green HiPo Project approved by EU

On June 16, 2022, Advent announced the receipt of a notification from the Greek State informing the Company that the IPCE Green HiPo was submitted for ratification by the EU for funding of €782.1 million, spread over the next six years commencing in 2022. On July 15, 2022, Advent received official ratification from the European Commission (the “Commission”) of the EU. The Green HiPo project is designed to bring the development, design, and manufacture of HT-PEM fuel cells and electrolysers for the production of power and green hydrogen to the Western Macedonia region of Greece.

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

Agreement with Hyundai Motor Company (“Hyundai”)

On April 6, 2022, Advent announced the signing of a technology assessment, sales, and development agreement with Hyundai, a leading multinational automotive manufacturer offering a range of world-class vehicles and mobility services in over 200 countries. Advent and Hyundai aim to deliver green energy solutions to current high carbon applications, using fuel cell technology. Under the agreement, Hyundai will provide catalysts to Advent for evaluation in its proprietary MEAs, while Advent intends to support Hyundai in fulfilling its fuel cell project needs, through:

●	Developing inks and structures using Hyundai catalysts, which will then be evaluated by Hyundai. Following evaluation, Hyundai will determine whether their own or standard catalysts will be used for this project.

●	Supplying MEAs throughout the development/commercialization cycle (“Advent MEAs”) for testing, evaluation, and optimization under conditions set by Hyundai.

●	Assisting Hyundai with the use and specifications of MEAs as well as their implementation into Hyundai’s designs.

Following the completion of the first phase of the project, Hyundai and Advent will collaborate closely to set out specific product requirements, collaborative product goals, as well as milestones for achieving established goals and plans for the second phase, which shall also include Advent’s stack cooling technology.

Technology Assessment Agreement for Automotives

On May 9, 2022, Advent announced the signing of a second technology assessment agreement with another large global automotive manufacturer. With a common goal of sustainability and the faster decarbonization of the U.S. automotive industry, Advent is supporting efforts to advance innovative fuel cell technology as a sustainable and efficient option for achieving carbon neutrality. More specifically, Advent will provide assistance, through:

●	Supplying MEAs for testing, evaluation, and optimization under the collaborator’s conditions.

●	Providing support on MEA operational parameters while the collaborator supplies feedback to Advent on performance and durability.

●	Sharing technical know-how for fuel cell stacks, proprietary HT-PEM technology, and leveraging HT-PEM for advanced cooling systems.

One of the primary objectives will be to conduct a detailed assessment of Advent’s proprietary HT-PEM technology and newly launched MEAs for consideration of future opportunities. Contingent upon the successful execution of the first phase of the project, the companies will work to establish a Joint Development Agreement governing specific product requirements, goals, milestones, and plans.

Memorandum of Understanding (“MoU”) with Neptune Lines Shipping and Managing Enterprises S.A. (“Neptune Lines”)

On June 1, 2022, Advent announced the signing of a MoU with Neptune Lines, a leading vehicle logistics provider operating 18 Pure Car and Truck Carrier vessels (owned or chartered), with a cargo capacity ranging between 1,500-4,600 cars.

Neptune Lines and Advent agreed to jointly conduct a pilot program to explore the application of a fuel cell-based auxiliary power system. This application will be tested by Neptune Lines’ highly experienced team, who will evaluate its performance as a sustainable source of power generation. After the evaluation stage, the parties will consider a broader collaboration.

MoU with Laskaridis Shipping Company Ltd. (“Laskaridis Shipping”)

On June 3, 2022, Advent announced the signing of an MoU with Laskaridis Shipping, a renowned ship management company based in Athens, Greece, with a fleet of 90 vessels, which includes 55 mid-sized or large dry bulk vessels. Under the terms of the MoU, Laskaridis Shipping and Advent have agreed to jointly conduct a pilot program, under which Advent will supply Laskaridis Shipping with its SereneU methanol-powered fuel cells. Laskaridis Shipping will install these systems on selected dry bulk vessels to assess their overall performance as auxiliary, back-up, or emergency power sources.

Following the successful completion of the pilot program, Laskaridis Shipping and Advent will collaborate on manufacturing and testing the next generation of Advent’s fuel cells.

Advent and BASF New Business GmbH (“BASF”) signed a Memorandum of Understanding (“MoU”)

On December 13, 2021, it was announced that the MoU aims to develop and increase the manufacturing scale of advanced fuel cell membranes designed for long-term operations under extreme conditions. BASF intends to improve the long-term stability of its Celtec® membrane and to increase production capacity with advanced technical capabilities to enable further improved and competitive Advent fuel cell systems and MEAs. Under the agreement the two companies will explore the implementation of high-volume manufacturing for the Celtec® membranes, utilize Advent’s fuel cell stack and system testing facilities to assess and qualify the new Celtec® membrane for the SereneU (telecom power), M-ZERØ (methane emissions reduction), and Honey Badger (portable power, defense) Advent product families. Furthermore, BASF supports the realization of large-scale Important Projects of Common European Interests (“IPCEIs”), including Green HiPo, through materials for power generation, hydrogen generation, and power storage. In addition, BASF will also evaluate the producibility of the ion-pair membrane developed in collaboration by Advent and the U.S. Department of Energy. Advent has substantial experience in the development of high-temperature PEM fuel cell systems namely for stationary and portable applications as well as critical components such as MEAs and Gas Diffusion Electrodes (“GDEs”). Advent is working to increase the performance and scope of its products to satisfy the requirements of its customers and to address new applications. BASF has substantial experience in the manufacturing and development of proton-conducting membranes, GDEs, HT-PEM MEAs and the pertinent chemicals, catalysts, and compositions for their application in hydrogen separation and fuel cells. BASF is constantly improving the quality, robustness and performance of its products to support growth in fuel cell systems applications.

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

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease has a term of eight years and five months, with an option to extend for five years and is expected to commence in October 2022. The Company provided security in the form of a security deposit in the amount of $0.8 million, upon commencement of the lease.

On August 31, 2021, the Company through its wholly owned subsidiary, FES, entered into a lease agreement by and among the Company, in its capacity as lessee, and fischer group SE & Co. KG, having its registered seat in Achern, in its capacity as lessor. The lease provides for the rental by the Company of office space, workspace and outdoor laboratory at 77855 Achern, Im Gewerbegebiet 7 for use by FES. Under the terms of the lease, the Company leases 1,017 square feet at a monthly basic rate of €7,768 plus VAT. The lessor has granted the lessee an option right to extend the lease by another five years at the terms and conditions of the lease agreement (option term). The option right must be exercised by written declaration of the lessee and delivered to the lessor not later than ninety days prior to the expiration of the fixed term. The lessee is entitled to terminate the lease early (even during fixed lease term or option term), to the end of each calendar quarter with a notice period of four months. The lessee is obliged to furnish security to the lessor upon occupying the leased premises. The Company provided security in the form of a parent guarantee for a maximum amount of €30,000.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of June 30, 2022, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Other Income / (Expenses), net

Other income / (expenses) consist of additional de minimis incidental income / (expenses) incurred by the business. These income / (expenses) are expected to remain at a de minimis level in the future.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $(0.2) million and $8.2 million for the three and six months ended June 30, 2022, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants. Change in fair value of warrant liability amounting to $3.6 million and $13.4 million for the three and six months ended June 30, 2021, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

Finance income / (expenses), net

Finance income / (expenses) consist mainly of bank charges. Finance income / (expenses) are not anticipated to increase materially as Advent is not intending to take on substantial borrowings at the corporate level in the near future.

Foreign Exchange Gains / (Losses), net

Foreign exchange gains / (losses) consists of foreign exchange gains or losses on transactions denominated in foreign currencies and on translation of monetary items denominated in foreign currencies. As the Company scales up, its foreign exchange exposure is likely to increase given its revenues are denominated in both euros and dollars, and a portion of the Company’s costs are denominated in euros.

Amortization of intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell is the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years, for which amortization expense of $0.1 million and $0.1 million has been recognized for the periods for the three months ended June 30, 2022 and 2021, respectively. The amortization expense of $0.2 million and $0.2 million has been recognized for the periods for the six months ended June 30, 2022 and from the acquisition date of UltraCell to June 30, 2021, respectively.

The intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES are the Patents amounting to $16.9 million, the Process know-how (IPR&D) amounting to $2.6 million and the Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year. Amortization expense of $0.6 million and $1.2 million has been recognized in relation to these intangibles for the three and six months ended June 30, 2022, respectively. There was no amortization expense recognized in relation to these intangibles for the three and six months ended June 30, 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2022 and 2021, and the changes between periods.

	Three months ended June 30, (unaudited)
(Amounts in thousands, except share and per share amounts)	2022	2021	$ change	% change
Revenue, net	$2,225	$1,003	$1,222	121.8%
Cost of revenues	(2,270)	(669)	(1,601)	239.3%
Gross profit / (loss)	(45)	334	(379)	(113.5)%
Income from grants	209	86	123	143.0%
Research and development expenses	(2,642)	(639)	(2,003)	313.5%
Administrative and selling expenses	(7,956)	(6,596)	(1,360)	20.6%
Amortization of intangibles	(718)	29	(747)	(2,575.9)%
Operating loss	(11,152)	(6,786)	(4,366)	64.3%
Fair value change of warrant liability	(217)	3,646	(3,863)	(106.0)%
Finance income / (expenses), net	1	(3)	4	(133.3)%
Foreign exchange (loss) / gain, net	(1)	(10)	9	(90.0)%
Other income / (expenses), net	(218)	10	(228)	(2,280.0)%
Loss before income tax	(11,587)	(3,143)	(8,444)	268.7%
Income tax	439	-	439	N/A
Net loss	$(11,148)	$(3,143)	$(8,005)	254.7%
Net loss per share
Basic loss per share	(0.22)	(0.07)	(0.15)	N/A
Basic weighted average number of shares	51,476,822	46,126,490	N/A	N/A
Diluted loss per share	(0.22)	(0.07)	(0.15)	N/A
Diluted weighted average number of shares	51,476,822	46,126,490	N/A	N/A

Revenue, net

Our total revenue increased by approximately $1.2 million from approximately $1.0 million in the three months ended June 30, 2021 to approximately $2.2 million in the three months ended June 30, 2022. The increase in revenue was related to revenue from SerEnergy and FES’s operations (acquired on August 31, 2021) and increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products.

Cost of Revenues

Cost of revenues increased by approximately $1.6 million from approximately $0.7 million in the three months ended June 30, 2021 to approximately $2.3 million in the three months ended June 30, 2022. The increase in cost of revenues was related to the requirement for increased production of MEAs and fuel cell systems to satisfy customer demand, as well as, cost of revenues attributed to SerEnergy’s and FES’s operations. We also faced supply chain cost pressure during the three months ended June 30, 2022.

Gross profit / (loss), which is revenue, net minus the cost of revenue, decreased to $(0.1) million in the three months ended June 30, 2022 from $0.3 million in the three months ended June 30, 2021.

Research and Development Expenses

Research and development expenses were approximately $2.6 million in the three months ended June 30, 2022, primarily related to internal research and development costs, as well as the Company’s cooperative research development agreement with the U.S. Department of Energy. Research and development expenses were approximately $0.6 million in the three months ended June 30, 2021.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $8.0 million in the three months ended June 30, 2022, and $6.6 million in the three months ended June 30, 2021. The increase was primarily due to increased staffing and costs resulting from the acquisitions of SerEnergy and fischer eco solutions and from stock-based compensation expenses amount to $2.2 million for the three months ended June 30, 2022 compared to $0.7 million for the three months ended June 30, 2021.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $(0.2) million and $3.6 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended June 30, 2022 and 2021, respectively.

Comparison of the Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2022 and 2021, and the changes between periods.

	Six months ended June 30, (unaudited)
(Amounts in thousands, except share and per share amounts)	2022	2021	$ change	% change
Revenue, net	$3,481	$2,493	$988	39.6%
Cost of revenues	(3,787)	(1,017)	(2,770)	272.4%
Gross profit / (loss)	(306)	1,476	(1,782)	(120.7)%
Income from grants	717	124	593	478.2%
Research and development expenses	(4,791)	(668)	(4,123)	617.2%
Administrative and selling expenses	(18,454)	(14,517)	(3,937)	27.1%
Amortization of intangibles	(1,417)	(158)	(1,259)	796.8%
Operating loss	(24,251)	(13,743)	(10,508)	76.5%
Fair value change of warrant liability	8,159	13,412	(5,253)	(39.2)%
Finance income / (expenses), net	(9)	(13)	4	(30.8)%
Foreign exchange (loss) / gain, net	(18)	13	(31)	(238.5)%
Other income / (expenses), net	(221)	94	(315)	(335.1)%
Loss before income tax	(16,340)	(237)	(16,103)	6,794.5%
Income tax	1,096	-	1,096	N/A
Net loss	$(15,244)	$(237)	$(15,007)	6,332.1%
Net loss per share
Basic loss per share	(0.30)	(0.01)	(0.29)	N/A
Basic weighted average number of shares	51,365,823	42,041,473	N/A	N/A
Diluted loss per share	(0.30)	(0.01)	(0.29)	N/A
Diluted weighted average number of shares	51,365,823	42,041,473	N/A	N/A

Revenue, net

Our total revenue from product sales increased by approximately $1.0 million from approximately $2.5 million in the six months ended June 30, 2021 to approximately $3.5 million in the six months ended June 30, 2022. The increase in revenue was related to revenue from SerEnergy and FES’s operations (acquired on August 31, 2021) and increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products.

Cost of Revenues

Cost of revenues increased by approximately $2.8 million from approximately $1.0 million in the six months ended June 30, 2021 to approximately $3.8 million in the six months ended June 30, 2022. The increase in cost of revenues was related to the requirement for increased production of MEAs and fuel cell systems to satisfy customer demand, as well as, cost of revenues attributed to SerEnergy’s and FES’s operations. We also faced supply chain cost pressure during the six months ended June 30, 2022.

Gross profit / (loss), which is revenue, net minus the cost of revenue, decreased to $(0.3) million in the six months ended June 30, 2022 from $1.5 million in the six months ended June 30, 2021.

Research and Development Expenses

Research and development expenses were approximately $4.8 million in the six months ended June 30, 2022, primarily related to internal research and development costs, as well as the Company’s cooperative research development agreement with the U.S. Department of Energy. Research and development expenses were approximately $0.7 million in the six months ended June 30, 2021.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $18.5 million in the six months ended June 30, 2022, and $14.5 million in the six months ended June 30, 2021. The increase was primarily due to the increased personnel, the recognition of stock-based compensation expense amounting to $5.1 million for the six months ended June 30, 2022 compared to $0.7 million for the six months ended June 30, 2021, and costs of the SerEnergy/FES businesses post-acquisition.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $8.2 million and $13.4 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the six months ended June 30, 2022 and for the period February 4, 2021 to June 30, 2021, respectively.

Liquidity and Capital Resources

As of the date of this filing of the Quarterly Report on Form 10-Q, Advent’s existing cash resources and projected cash flows are anticipated to be sufficient to support planned operations for the next 12 months after the date hereof. This is based on the amount of cash we raised in the Business Combination and projected results over the next 12 months.

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2022 and 2021, and the changes between periods.

	Six Months Ended June 30, (unaudited)
(Amounts in thousands)	2022	2021	$ change	% change
Net Cash used in Operating Activities	$(29,356)	$(16,231)	$(13,125)	80.9%

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,673)	(948)	(1,725)	182.0%
Purchases of intangible assets	(121)	-	(121)	N/A
Advances for the acquisition of property and equipment	-	(2,529)	2,529	N/A
Acquisition of a subsidiary, net of cash acquired	-	(5,923)	5,923	N/A
Acquisition of available for sale financial assets	(328)	-	(328)	N/A
Net Cash used in Investing Activities	$(3,122)	$(9,400)	$6,278	(66.8)%

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	-	141,121	(141,121)	N/A
State loan proceeds	-	117	(117)	N/A
Proceeds of issuance of common stock and paid-in capital from warrants exercise	-	262	(262)	N/A
Net Cash provided by Financing Activities	$-	$141,500	$(141,500)	(100.0)%

Net (decrease) / increase in cash and cash equivalents	$(32,478)	$115,869	$(148,347)	(128.0)%
Effect of exchange rate changes on cash and cash equivalents	(750)	(276)	(474)	171.7%
Cash and cash equivalents at the beginning of period	79,764	516	79,248	15,358.1%
Cash and cash equivalents at the end of period	$46,536	$116,109	$(69,573)	(59.9)%

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

Net cash used in operating activities was approximately $(29.4) million for the six months ended June 30, 2022, which related to outflows in connection with administrative and selling expenses, research and development expenses, and costs associated with insurances services and other personnel costs.

Net cash used in operating activities was approximately $(16.2) million for the six months ended June 30, 2021, which related to outflows in connection with one-time transactions costs, settlement of unpaid executive compensation and costs associated with insurances services and other consulting services.

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities was approximately $(3.1) million for the six months ended June 30, 2022, which mostly related to the acquisition of plant and equipment.

Advent’s cash flows from investing activities was approximately $(9.4) million for the six months ended June 30, 2021, which related to the acquisition of fixed assets and the amounts paid for the acquisition of UltraCell LLC on February 18, 2021.

Cash Flows provided by Financing Activities

Advent’s cash flows from financing activities was approximately $141.5 million for the six months ended June 30, 2021, which related to the cash amount contributed at the date of the Merger dated February 4, 2021 and proceeds from issuance of common stock and additional paid-in capital from warrants exercise.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of June 30, 2022 and December 31, 2021, Advent recognized contract assets of $1.0 million and $1.6 million, respectively, on the consolidated balance sheets. The balance as of June 30, 2022 and December 31, 2021 includes an amount of $0 and $0.6 million, respectively, from the SerEnergy and FES acquisition.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of June 30, 2022 and December 31, 2021, Advent recognized contract liabilities of $0.9 million and $1.1 million, respectively, in the consolidated balance sheets. During the six months ended June 30, 2022, the Company recognized the amount of $0.1 million in revenues. The balance as of June 30, 2022 and December 31, 2021 amounting to $0.8 million and $1.1 million, respectively, was from the SerEnergy and FES acquisition.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and six months ending June 30, 2022 and 2021.

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

In accordance with ASC 606, revenue is recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services. We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

●	identify the contract with a customer,

●	identify the performance obligations in the contract,

●	determine the transaction price,

●	allocate the transaction price to performance obligations in the contract, and

●	recognize revenue as the performance obligation is satisfied.

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

We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, or more frequently, if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. When the Company determines a fair value test is necessary, it estimates the fair value of a reporting unit and compares the result with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. Currently, we identify three reporting units.

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

For the three and six months ended June 30, 2022, net income tax benefits (provisions) of $0.4 million and $1.1 million, respectively, have been recorded in the consolidated statements of operations. The Company did not record net income tax benefits (provisions) within the consolidated statements of operations during the three and six months ended June 30, 2021. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Bond Loan

On May 25, 2022, Advent SA and UNI.FUND entered into an agreement to finance Cyrus with a Bond Loan of €1.0 million. As a part of this transaction, Advent SA offered €0.3 million in bond loans with an annual interest rate of 8.00%. The term of the loan is three years and there is a surcharge of 2.5% for overdue interest.

Mandatory conversion of the Bond Loan will occur in the event of qualified financing which is equivalent to a share capital increase by Cyrus in the first three years from the execution of the Bond Loan agreement with a total amount over €3 million which is covered by third parties unrelated to the basic shareholders or by investors related to them.

The Company classifies the Bond Loan as an available for sale financial asset on the condensed consolidated balance sheets. The Company recognizes interest income within the condensed consolidated statement of operations.

The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the condensed consolidated statements of comprehensive loss. The Company did not recognize any unrealized gain / (loss) from the agreement date of May 25, 2022 through June 30, 2022.

Warrant Liability

The Company accounts for the 26,369,557 warrants (comprising of 22,029,279 Public Warrants and 3,940,278 Private Placement Warrants) issued in connection with the initial public offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the three and six months ended June 30, 2022 and 2021.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.

EBITDA and Adjusted EBITDA	Three months ended June 30, (unaudited)			Six months ended June 30, (unaudited)
(in Millions of US dollars)	2022	2021	$ change	2022	2021	$ change
Net loss	$(11.15)	$(3.14)	(8.01)	$(15.24)	$(0.24)	(15.00)
Depreciation of property and equipment	$0.36	$0.02	0.34	$0.78	$0.03	0.75
Amortization of intangibles	$0.72	$(0.03)	0.75	$1.42	$0.16	1.26
Finance income / (expenses), net	$-	$-	-	$0.01	$0.01	-
Other income / (expenses), net	$0.22	$(0.01)	0.23	$0.22	$(0.09)	0.31
Foreign exchange differences, net	$-	$0.01	(0.01)	$0.02	$(0.01)	0.03
Income taxes	$(0.44)	$-	(0.44)	$(1.10)	$-	(1.10)
EBITDA	$(10.29)	$(3.15)	(7.14)	$(13.89)	$(0.14)	(13.75)
Net change in warrant liability	$0.22	$(3.65)	3.87	$(8.16)	$(13.41)	5.25
One-Time Transaction Related Expenses (1)	$-	$-	-	$-	$5.87	(5.87)
Adjusted EBITDA	$(10.07)	$(6.80)	(3.27)	$(22.05)	$(7.68)	(14.37)

(1)	Bonus awarded after consummation of the Business Combination effective February 4, 2021.

Adjusted Net Loss

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs and warrant liability changes. The following table shows a reconciliation of net loss for three and six months ended June 30, 2022 and 2021.

Adjusted Net Loss	Three months ended June 30, (unaudited)			Six months ended June 30, (unaudited)
(in Millions of US dollars)	2022	2021	$ change	2022	2021	$ change
Net loss	$(11.15)	$(3.14)	(8.01)	$(15.24)	$(0.24)	(15.00)
Net change in warrant liability	$0.22	$(3.65)	3.87	$(8.16)	$(13.41)	5.25
One-Time Transaction Related Expenses (1)	$-	$-	-	$-	$5.87	(5.87)
Adjusted Net Loss	$(10.93)	$(6.79)	(4.14)	$(23.40)	$(7.78)	(15.62)

(1)	Bonus awarded after consummation of the Business Combination effective February 4, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of June 30, 2022, Advent had a cash balance of approximately $46.5 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

Inflation Risk

Advent does not believe that inflation currently has a material effect on its business. To mitigate cost increases caused by inflation, Advent has taken steps such as searching for alternative supplies at a lower cost and pre-buying materials and supplies at a more advantageous price in advance of its intended use.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Item 1A. Risk Factors.

Information about our risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022 and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. We believe that, with the exception of changes in the risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed.

We face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We have international operations in Europe and Asia that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our fuel cells and membranes and require significant management attention. These risks include:

●	difficulty in staffing and managing foreign operations;

●	foreign government taxes, regulations and permit requirements, including foreign taxes that we may not be able to offset against taxes imposed upon us in the U.S., and foreign tax and other laws limiting our ability to repatriate funds to the U.S.;

●	fluctuations in foreign currency exchange rates and interest rates;

●	increased inflation rates and cost of goods;

●	U.S. and foreign government trade restrictions, tariffs and price or exchange controls;

●	foreign labor laws, regulations and restrictions;

●	changes in diplomatic and trade relationships;

●	political instability, natural disasters, war, or events of terrorism;

●	the escalation or continuation of armed conflict, hostilities or economic sanctions between countries or regions, including the current conflict between Russia and Ukraine;

●	the strength of international economies and economic relations between countries or regions; and

●	economic uncertainties and potential disruptions include a slow-down in the general economy.

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

Date: August 9, 2022	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Kevin Brackman
Kevin Brackman
Chief Financial Officer
(Authorized Officer; Principal Financial and Accounting Officer)