Form 10-Q
period 2022-09-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2022-11-14
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 51,717,720 shares of common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”) which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2022.

We were originally incorporated in Delaware on June 18, 2018 under the name “AMCI Acquisition Corp.” as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more target businesses. On November 20, 2018, we consummated our initial public offering, following which our shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On February 4, 2021, we consummated the business combination (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated October 12, 2020, by and among AMCI Acquisition Corp. (the “AMCI”), AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“Merger Sub”), AMCI Sponsor LLC (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination (the “Effective Time”) for the stockholders of AMCI (other than the Legacy Advent stockholders) , Advent Technologies, Inc., a Delaware corporation (“Legacy Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the Effective Time for the Advent stockholders (the “Seller Representative”), as amended by Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of October 19, 2020 and December 31, 2020, respectively, by and among AMCI, Merger Sub, Sponsor, Legacy Advent, and Seller Representative. In connection with the closing of the Business Combination (the “Closing”), we acquired 100% of the stock of Legacy Advent (as it existed immediately prior to the Closing) and its subsidiaries, changed our name from “AMCI Acquisition Corp.” to “Advent Technologies Holdings, Inc.” and changed the trading symbols of our common stock and warrants on Nasdaq from “AMCI” and “AMCIW” to “ADN” and “ADNWW,” respectively.

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Legacy Advent is considered the accounting acquirer (and legal acquiree) and the Company is considered the accounting acquiree (and legal acquirer). Additionally, unless otherwise stated or the context indicates otherwise, with respect to the financial information contained in this Quarterly Report on Form 10-Q, including in “Part I, Item 1. Unaudited Condensed Consolidated Financial Statements” and the notes thereto and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial information relating to the three and nine months ended September 30, 2021, are those of Legacy Advent and its subsidiaries for the period prior to the Closing and the financial information of the Company and its subsidiaries for the period subsequent to the Closing; the financial information relating to the three and nine months ended September 30, 2022, are those of the Company and its subsidiaries. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

Unless the context indicates otherwise, the terms “Advent,” the “Company,” we,” “us” and “our” refer to Advent Technologies Holdings, Inc. and its subsidiaries taken as a whole.

Advent Technologies Holdings, Inc.

i

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$42,446	$79,764
Accounts receivable	1,987	3,139
Contract assets	914	1,617
Inventories	10,933	6,958
Prepaid expenses and Other current assets	5,065	5,873
Total current assets	61,345	97,351
Non-current assets:
Goodwill	30,030	30,030
Intangibles, net	21,338	23,344
Property and equipment, net	9,745	8,585
Other non-current assets	2,918	2,475
Deferred tax assets	1,827	1,246
Available for sale financial asset	291	-
Total non-current assets	66,149	65,680
Total assets	$127,494	$163,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$3,630	$4,837
Deferred income from grants, current	906	205
Contract liabilities	1,221	1,118
Other current liabilities	8,097	12,515
Income tax payable	168	196
Total current liabilities	14,022	18,871
Non-current liabilities:
Warrant liability	3,125	10,373
Deferred tax liabilities	2,159	2,500
Defined benefit obligation	96	90
Deferred income from grants, non-current	95	-
Other long-term liabilities	600	996
Total non-current liabilities	6,075	13,959
Total liabilities	20,097	32,830
Commitments and contingent liabilities
Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at September 30, 2022 and December 31, 2021; Issued and outstanding: 51,717,720 and 51,253,591 at September 30, 2022 and December 31, 2021, respectively)	5	5
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at September 30, 2022 and December 31, 2021; nil issued and outstanding at September 30, 2022 and December 31, 2021)	-	-
Additional paid-in capital	171,842	164,894
Accumulated other comprehensive loss	(4,313)	(1,273)
Accumulated deficit	(60,137)	(33,425)
Total stockholders’ equity	107,397	130,201
Total liabilities and stockholders’ equity	$127,494	$163,031

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2022	2021	2022	2021
Revenue, net	$2,399	$1,674	$5,880	$4,167
Cost of revenues	(2,339)	(1,646)	(6,126)	(2,663)
Gross profit / (loss)	60	28	(246)	1,504
Income from grants	294	508	1,011	632
Research and development expenses	(2,547)	(893)	(7,338)	(1,561)
Administrative and selling expenses	(8,203)	(13,041)	(26,657)	(27,558)
Amortization of intangibles	(696)	(310)	(2,113)	(467)
Operating loss	(11,092)	(13,708)	(35,343)	(27,450)
Fair value change of warrant liability	(911)	2,422	7,248	15,833
Finance income / (expenses), net	-	(14)	(9)	(27)
Foreign exchange gains / (losses), net	(33)	(15)	(51)	(2)
Other income / (expenses), net	1	(16)	(220)	78
Loss before income tax	(12,035)	(11,331)	(28,375)	(11,568)
Income taxes	567	51	1,663	51
Net loss	$(11,468)	$(11,280)	$(26,712)	$(11,517)
Net loss per share
Basic loss per share	(0.22)	(0.23)	(0.52)	(0.26)
Basic weighted average number of shares	51,660,133	48,325,164	51,465,004	43,982,039
Diluted loss per share	(0.22)	(0.23)	(0.52)	(0.26)
Diluted weighted average number of shares	51,660,133	48,325,164	51,465,004	43,982,039

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2022	2021	2022	2021
Net loss	$(11,468)	$(11,280)	$(26,712)	$(11,517)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	(1,181)	(541)	(3,040)	(829)
Total other comprehensive loss	(1,181)	(541)	(3,040)	(829)
Comprehensive loss	$(12,649)	$(11,821)	$(29,752)	$(12,346)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended September 30, 2022
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Equity
Balance as of June 30, 2022 (Unaudited)	-	$-	-	$-	51,631,509	$5	$169,980	$(48,669)	$(3,132)	$118,184
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	86,211	0	-	-	-	0
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	1,862	-	-	1,862
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,468)	-	(11,468)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(1,181)	(1,181)
Balance as of September 30, 2022 (Unaudited)	-	$-	-	$-	51,717,720	$5	$171,842	$(60,137)	$(4,313)	$107,397

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Nine Months Ended September 30, 2022
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Equity
Balance as of December 31, 2021	-	$-	-	$-	51,253,591	$5	$164,894	$(33,425)	$(1,273)	$130,201
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	464,129	0	-	-	-	0
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	6,948	-	-	6,948
Net loss (Unaudited)	-	-	-	-	-	-	-	(26,712)	-	(26,712)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(3,040)	(3,040)
Balance as of September 30, 2022 (Unaudited)	-	$-	-	$-	51,717,720	$5	$171,842	$(60,137)	$(4,313)	$107,397

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended September 30, 2021
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ Equity
Balance as of June 30, 2021 (Unaudited)	-	$-	-	$-	46,128,745	$4	119,965	$(13,139)	$(176)	$106,654
Share capital increase (Unaudited)	-	-	-	-	5,124,846	1	37,923	-	-	37,924
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	3,376	-	-	3,376
Net Loss (Unaudited)	-	-	-	-	-	-	-	(11,280)	-	(11,280)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(541)	(541)
Balance as of September 30, 2021 (Unaudited)	-	$-	-	$-	51,253,591	$5	$161,264	$(24,419)	$(717)	$136,133

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Nine Months Ended September 30, 2021
	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2020	844,037	$1	2,095,592	$1	3,017,057	$3	$10,991	$(12,902)	$112	$(1,794)
Retroactive application of recapitalization (Unaudited)	(844,037)	(1)	(2,095,592)	(1)	22,016,341	(1)	3	-	-	-
Adjusted balance, beginning of period (Unaudited)*	-	-	-	-	25,033,398	2	10,994	(12,902)	112	(1,794)
Business combination and PIPE financing (Unaudited)	-	-	-	-	21,072,549	2	108,006	-	-	108,008
Share capital increase from warrants exercise (Unaudited)	-	-	-	-	22,798	0	262	-	-	262
Share capital increase (Unaudited)	-	-	-	-	5,124,846	1	37,923	-	-	37,924
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	4,079	-	-	4,079
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,517)	-	(11,517)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(829)	(829)
Balance as of September 30, 2021 (Unaudited)	-	$-	-	$-	51,253,591	$5	$161,264	$(24,419)	$(717)	$136,133

*	The amounts have been retroactively restated to give effect to the recapitalization transaction.

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Nine months ended September 30, (Unaudited)
	2022	2021
Net Cash used in Operating Activities	$(32,166)	$(24,690)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,549)	(2,659)
Purchases of intangible assets	(117)	-
Advances for the acquisition of property and equipment	-	(1,918)
Acquisition of subsidiaries, net of cash acquired	-	(19,425)
Acquisition of available for sale financial assets	(319)	-
Net Cash used in Investing Activities	$(3,985)	$(24,002)

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	-	141,121
Proceeds of issuance of common stock and paid-in capital from warrants exercise	-	262
State loan proceeds	-	113
State refundable deposit repayment	(41)	-
Net Cash (used in) provided by Financing Activities	$(41)	$141,496

Net increase / (decrease) in cash and cash equivalents	$(36,192)	$92,804
Effect of exchange rate changes on cash and cash equivalents	(1,126)	(828)
Cash and cash equivalents at the beginning of the period	79,764	516
Cash and cash equivalents at the end of the period	$42,446	$92,492

Supplemental Cash Flow Information
Cash activities
Interest paid	$16	$-
Non-cash Investing and Financing Activities:
Stock-based compensation	$7,747	$4,079

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

Overview

On February 4, 2021 (“Closing Date”), AMCI Acquisition Corp. (“AMCI”), consummated the previously announced business combination (the “Business Combination”) pursuant to that certain merger agreement (the “Agreement and Plan of Merger”), dated October 12, 2020, by and among AMCI, AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination for the stockholders of AMCI, Advent Technologies, Inc., a Delaware corporation (“Legacy Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the effective time for the Legacy Advent stockholders (the “Seller Representative”), as amended by Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 19, 2020 and December 31, 2020, respectively, by and among AMCI, Merger Sub, Sponsor, Legacy Advent, and Seller Representative. In connection with the closing of the Business Combination (the “Closing”), AMCI acquired 100% of the stock of Legacy Advent (as it existed immediately prior to the Closing) and its subsidiaries.

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

On February 18, 2021, Advent Technologies, Inc. entered into a Membership Interest Purchase Agreement with Bren-Tronics, Inc. (“Bren-Tronics”) and UltraCell, LLC (“UltraCell”), a Delaware limited liability company and a direct wholly owned subsidiary of Bren-Tronics (the “UltraCell Purchase Agreement”). See Note 3 “Business Combination” for additional information.

UltraCell LLC was renamed to Advent Technologies LLC following its acquisition by the Company.

On June 25, 2021, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”), with F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”) to acquire all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES”) together with certain outstanding shareholder loan receivables. See Note 3 “Business Combination” for additional information.

SerEnergy and FES were renamed to Advent Technologies A/S and Advent Technologies GmbH, respectively, following their acquisition by the Company.

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

The unaudited condensed consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

	Country of	Ownership Interest		Statements of Operations
Company Name	Incorporation	Direct	Indirect	2022	2021
Advent Technologies, Inc.	USA	100%	-	01/01 – 9/30	01/01 – 9/30
Advent Technologies S.A.	Greece	-	100%	01/01 – 9/30	01/01 – 9/30
Advent Technologies LLC	USA	-	100%	01/01 – 9/30	02/19 – 9/30
Advent Technologies GmbH	Germany	100%	-	01/01 – 9/30	09/01 – 9/30
Advent Technologies A/S	Denmark	100%	-	01/01 – 9/30	09/01 – 9/30
Advent Green Energy Philippines, Inc	Philippines	-	100%	01/01 – 9/30	09/01 – 9/30

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

Management is closely monitoring the developments around COVID-19 and is constantly assessing its implications on the Company’s productivity, results of operations and financial position. At this stage, the Company maintains a strong financial position with its cash and cash equivalents amounting to $42.4 million. Additionally, as of September 30, 2022, the Company reported a positive working capital of $47.3 million.

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

2.	Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Annual Report Form 10-K filed with the SEC on March 31, 2022. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company did not apply any new accounting policies during the three- and nine-month periods ended September 30, 2022 other than those noted within Recent Accounting Pronouncements (included in Note 2).

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

The Company classifies the Bond Loan as an available for sale financial asset on the condensed consolidated balance sheets. The Company recognizes interest income within the condensed consolidated statement of operations. For the three and nine months ended September 30, 2022, the Company recognized $6 thousand of interest income related to the Bond Loan within the condensed consolidated statements of operations.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the condensed consolidated statements of comprehensive loss. The Company did not recognize any unrealized gain / (loss) from the agreement date of May 25, 2022 through September 30, 2022.

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

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022 (unaudited)
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$291	$291
	$291	$291

Liabilities
Warrant liability	$3,125	$3,125
	$3,125	$3,125

	As of December 31, 2021
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Liabilities
Warrant liability	$10,373	$10,373
	$10,373	$10,373

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

Changes in the fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2022 and 2021 were as follows:

Available for Sale Financial Asset
(Amounts in thousands)	For the Three Months Ended September 30, 2022 (unaudited)	For the Three Months Ended September 30, 2021 (unaudited)	For the Nine Months Ended September 30, 2022 (unaudited)	For the Nine Months Ended September 30, 2021 (unaudited)
Estimated fair value (beginning of period)	$311	$-	$-	$-
Estimated fair value of available for sale financial asset acquired	-	-	311	-
Foreign exchange fluctuations	(20)	-	(20)	-
Change in estimated fair value	-	-	-	-
Estimated fair value (end of period)	$291	$-	$291	$-

Warrant Liability
(Amounts in thousands)	For the Three Months Ended September 30, 2022 (unaudited)	For the Three Months Ended September 30, 2021 (unaudited)	For the Nine Months Ended September 30, 2022 (unaudited)	For the Nine Months Ended September 30, 2021 (unaudited)
Estimated fair value (beginning of period)	$2,214	$19,705	$10,373	$-
Estimated fair value of warrant issuance	-	-	-	33,116
Change in estimated fair value	911	(2,422)	(7,248)	(15,833)
Estimated fair value (end of period)	$3,125	$17,283	$3,125	$17,283

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

The following tables provide quantitative information regarding Level 3 fair value measurement inputs as of their measurement date September 30, 2022:

Available for Sale Financial Asset
Interest Rate	8.00%
Discount Rate	8.00%
Remaining term (in years)	2.75

Warrant Liability
Stock price	$3.06
Exercise price (strike price)	$11.50
Risk-free interest rate	4.13%
Volatility	75.90%
Remaining term (in years)	3.34

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

The Company adopted ASC 842 on January 1, 2022 for its annual consolidated financial statements and related disclosures and for interim periods within annual periods from January 1, 2023 in accordance with the adoption dates for private entities applicable to it under its emerging growth company status. When the Company presents the adoption of the new lease standard it will use the modified retrospective method. At the time the Company presents its interim consolidated financial statements for the first quarter of 2023, it will adjust the comparative period to reflect the adoption of this standard. Furthermore, the Company elected practical expedients, which allow entities (i) to not reassess whether any expired or existing contracts are considered or contain leases; (ii) to not reassess the lease classification for any expired or existing leases (iii) to not reassess initial direct costs for any existing leases and (iv) which allows to treat the lease and non-lease components as a single lease component due to its predominant characteristic. The Company expects this standard will have a material effect on its consolidated balance sheets with the recognition of new right-of-use assets and lease liabilities for all operating leases longer than one year in duration. The Company estimates both assets and liabilities on the condensed consolidated balance sheet will increase by approximately $12.7 million as of January 1, 2022. The Company does not expect the adoption to have a significant impact upon its consolidated statements of operations and cash flows. Changes in lease population or changes in incremental borrowing rates may alter this estimate. The Company will expand its disclosures in its annual consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020 for public entities, with early adoption permitted. The Company adopted the standard on January 1, 2022, in accordance with the adoption dates for private entities applicable to it under its emerging growth company status and does not believe that the standard will have a significant impact on the Company’s annual consolidated financial statements and related disclosures.

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

As detailed in Note 1, on February 4, 2021, the Company and AMCI consummated the Business Combination pursuant to the terms of the Agreement and Plan of Merger, with Legacy Advent surviving the merger as a wholly-owned subsidiary of AMCI. Immediately prior to the closing of the Business Combination, all shares of outstanding preferred stock Series A and preferred stock Series Seed of Legacy Advent were automatically converted into shares of the Legacy Advent’s common stock. Upon the consummation of the Business Combination, each share of Legacy Advent common stock issued and outstanding was canceled and converted into the right to receive the amount of shares as determined based on the merger consideration of $250 million minus the estimated consolidated indebtedness of Legacy Advent and its subsidiaries as of the consummation of the Business Combination, net of their estimated consolidated cash and cash equivalents (“Closing Net Indebtedness”) divided by $10.00. The Closing Net Indebtedness was based solely on estimates determined shortly prior to the closing and was not subject to any post-closing true-up or adjustment.

Upon the closing of the Business Combination, AMCI’s certificate of incorporation was amended and restated to, among other things, authorize the issuance of 111,000,000 shares, of which 110,000,000 shares are shares of common stock, par value $0.0001 per share and 1,000,000 shares are shares of undesignated preferred stock, par value $0.0001 per share.

In connection with the execution of the Business Combination Agreement, AMCI entered into separate subscription agreements with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and AMCI agreed to sell to the Subscribers, an aggregate of 6,500,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $65.0 million, in a private placement pursuant to the subscription agreements (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination.

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

The Company has assessed provisions in ASC 805 and concluded that the Acquisition should be accounted as an acquisition of a business. The Company evaluated whether substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets and concluded that it is not. Since the “substantially all” threshold is not met, the Company further assessed whether the set acquired includes an input and a substantive process that together significantly contribute to the ability to create outputs. Following its assessment, the Company concluded that the minimum requirements to define SerEnergy and FES as a business are met.

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

As consideration for the transactions contemplated by the Purchase Agreement, the Company paid to the Seller $17.9 million (€15 million) in cash and on August 31, 2021, the Company issued to the Seller 5,124,846 shares of common stock of the Company (the “Share Consideration”). The Share Consideration was capped to shares representing 9.999% of the Company’s common stock outstanding as of the completion (taking into account the common stock issued as Share Consideration). An additional amount of $4.4 million, representing cash on the balance sheet of the acquired businesses at closing, will be paid to the Seller to complete the acquisition of SerEnergy and FES and is included in “Other current liabilities” (Note 12).

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

Process know-how (IPR&D)

SerEnergy and FES are currently developing cost reduction initiatives (unpatented know-how) related to membrane electrode assembly, bipolar plates, gaskets, burner/reformer and electronics. This IPR&D is evaluated as a significant asset for the business as it will allow significant cost reduction leading to higher profits in the future. These cost reductions are expected to be introduced in 2023. The multi-period excess earnings method was applied to calculate the fair value of this asset. The discount rate used for the valuation of IPR&D was 10.1%. IPR&D is amortized over its useful life of 6 years, being the average timespan of a generation of fuel cell modules.

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

Balances with related parties

The were no outstanding balances with related parties as of September 30, 2022 and December 31, 2021.

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

5.	Accounts receivable, net

Accounts receivable consist of the following:

(Amounts in thousands)	September 30, 2022 (unaudited)	December 31, 2021
Accounts receivable from third party customers	$2,084	$3,550
Less: Allowance for credit losses	(97)	(411)
Accounts receivable, net	$1,987	$3,139

For the three and nine months ended September 30, 2022 and 2021, changes in the allowance for credit losses were as follows:

(Amounts in thousands)	For the three months ended September 30, 2022 (unaudited)	For the three months ended September 30, 2021 (unaudited)	For the nine months ended September 30, 2022 (unaudited)	For the nine months ended September 30, 2021 (unaudited)
Balance at beginning of period	$(415)	$-	$(411)	$-
Additions	1	-	(39)	-
Assumed at business combination	-	(397)	-	(397)
Income from unused provisions	319	-	319	-
Foreign exchange fluctuations	(2)	-	34	-
Balance at end of period	$(97)	$(397)	$(97)	$(397)

6.	Inventories

Inventories consist of the following:

(Amounts in thousands)	September 30, 2022 (unaudited)	December 31, 2021
Raw materials and supplies	$7,239	$5,361
Work-in-process	555	757
Finished goods	3,367	888
Total	$11,161	$7,006
Provision for slow moving inventory	(228)	(48)
Total	$10,933	$6,958

The changes in the provision for slow moving inventory is as follows:

(Amounts in thousands)	For the three months ended September 30, 2022 (unaudited)	For the three months ended September 30, 2021 (unaudited)	For the nine months ended September 30, 2022 (unaudited)	For the nine months ended September 30, 2021 (unaudited)
Balance at beginning of period	$(44)	$-	$(48)	$-
Assumed at business combination	-	(49)	-	(49)
Additions	(204)	-	(204)	-
Foreign exchange fluctuations	20	-	24	-
Balance at end of period	$(228)	$(49)	$(228)	$(49)

7.	Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

(Amounts in thousands)	September 30, 2022 (unaudited)	December 31, 2021
Prepaid insurance expenses	$946	$355
Prepaid research expenses	287	495
Prepaid rent expenses	93	99
Other prepaid expenses	331	191
Total	$1,657	$1,140

Prepaid insurance expenses as of September 30, 2022 and December 31, 2021 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of September 30, 2022 and December 31, 2021 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 17.

Other current assets are analyzed as follows:

(Amounts in thousands)	September 30, 2022 (unaudited)	December 31, 2021
VAT receivable	$1,063	$981
Withholding tax	753	108
Grant receivable	375	510
Purchases under receipt	233	274
Guarantees	37	24
Other receivables	908	2,836
Accrued interest income	39	-
Total	$3,408	$4,733

On March 8, 2021, the Company entered into a lease agreement for 21,401 square feet for use as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will be reimbursed by the lessor for up to $8.0 million of expenses related to the design and construction of the Company’s workspace. During the three months ended September 30, 2022, the Company received $6.5 million of reimbursable expenses from the lessor. As of September 30, 2022 and December 31, 2021, other receivables include an amount of $0.8 million and $2.6 million, respectively, relating to the expenses reimbursable by the lessor.

8.	Goodwill and Intangible Assets

Goodwill

As of September 30, 2022 and December 31, 2021, the Company had goodwill of $30.0 million related to the acquisitions of UltraCell, SerEnergy, and FES, which is analyzed as follows:

(Amounts in thousands)
Goodwill on acquisition of UltraCell (Note 3b)	$631
Goodwill on acquisition of SerEnergy and FES (Note 3c)	29,399
Total goodwill	$30,030

Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of September 30, 2022 and December 31, 2021 is as follows:

	As of September 30, 2022 (unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$406
Total indefinite-lived intangible assets	$406	$-	$406
Finite-lived intangible assets:
Patents	21,221	(2,532)	18,689
Process know-how (IPR&D)	2,612	(472)	2,140
Order backlog	266	(266)	-
Software	212	(109)	103
Total finite-lived intangible assets	$24,311	$(3,379)	$20,932
Total intangible assets	$24,717	$(3,379)	$21,338

	As of December 31, 2021
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$406
Total indefinite-lived intangible assets	$406	$-	$406
Finite-lived intangible assets:
Patents	21,221	(945)	20,276
Process know-how (IPR&D)	2,612	(147)	2,465
Order backlog	266	(90)	176
Software	122	(101)	21
Total finite-lived intangible assets	$24,221	$(1,283)	$22,938
Total intangible assets	$24,627	$(1,283)	$23,344

The Company did not record any additions to indefinite-lived intangible assets in the three and nine months ended September 30, 2022. In the nine months ended September 30, 2021, the Company recorded indefinite-lived intangible assets of $0.4 million related to the trade name UltraCell.

In 2021, the Company also recorded $22.9 million (net carrying amount) of amortizing intangible assets, most of which were in connection with the Company’s acquisitions of UltraCell, SerEnergy, and FES. In the three and nine months ended September 30, 2022, the Company recorded $0.0 million and $0.1 million, respectively, of amortizing intangible assets related to software. The Company recorded $20.1 million of amortizing intangible assets during the three months ended September 30, 2021 related to the acquisitions of SerEnergy and FES. For the nine months ended September 30, 2021, the Company recorded $24.5 million of amortizing intangible assets related to the acquisitions of UltraCell, SerEnergy, and FES. The amortizing intangible assets consist of patents, process know-how (IPR&D), order backlogs, and software which are amortized over 10 years, 6 years, 1 year, and 5 years respectively. The amortization expense for the intangible assets for the three months ended September 30, 2022 and 2021 was $0.7 million and $0.3 million, respectively. The amortization expense for the intangible assets for the nine months ended September 30, 2022 and 2021 was $2.1 million and $0.5 million, respectively.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of September 30, 2022 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2022	$682
2023	2,606
2024	2,606
2025	2,606
2026	2,597
Thereafter	9,835
Total	$20,932

9.	Property, plant and equipment, net

Our property, plant and equipment, net, consisted of the following:

(Amounts in thousands)	September 30, 2022 (unaudited)	December 31, 2021
Land, Buildings & Leasehold Improvements	$1,808	$1,888
Machinery	7,646	8,756
Equipment	4,184	4,091
Assets under construction	2,494	431
	$16,132	$15,166
Less: accumulated depreciation	(6,387)	(6,581)
Total	$9,745	$8,585

During the three and nine months ended September 30, 2022, additions to property, plant and equipment of $0.8 million and $3.5 million, respectively, include leasehold improvements, machinery, office and other equipment and assets under construction. During the three and nine months ended September 30, 2021, $1.8 million and $2.7 million, respectively, in additions to property and equipment concern machinery, office and other equipment and the remaining additions to the account relate to property and equipment acquired from UltraCell, SerEnergy, and FES (Note 3).

Assets under construction mainly relate to the design and construction of Company’s leased premises at Hood Park in Charlestown, as discussed in Note 7. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. During the three and nine months ended September 30, 2022, the Company did not transfer assets under construction to machinery and equipment.

Depreciation expense during the three months ended September 30, 2022 and 2021 was $0.3 million and $0.5 million, respectively. Depreciation expense during the nine months ended September 30, 2022 and 2021 was $1.1 million and $0.6 million, respectively.

During the nine months ended September 30, 2022, the Company recognized a loss of $0.2 million due to the disposal of machines and equipment no longer in use at Advent Technologies GmbH’s manufacturing facility. The loss is included in other expenses in the statement of operations for the nine months ended September 30, 2022.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

10.	Other non-current assets

Other non-current assets as of September 30, 2022 and December 31, 2021 are mostly comprised of advances to suppliers for the acquisition of fixed assets of $2.6 million and $2.2 million, respectively, and guarantees paid as a security for the rental of premises of $0.2 million and $0.2 million, respectively.

11.	Trade and other payables

Trade and other payables include balances of suppliers and consulting service providers. Other payables includes $1.2 million for executive severance as of December 31, 2021.

12.	Other current liabilities

As of September 30, 2022 and December 31, 2021, other current liabilities consist of the following:

(Amounts in thousands)	September 30, 2022 (unaudited)	December 31, 2021
Accrued expenses (1)	$1,719	$5,903
Other short-term payables (2)	4,592	4,590
Taxes and duties payable	1,114	1,236
Provision for unused vacation	390	424
Accrued provision for warranties, current portion (Note 14)	195	208
Social security funds	46	84
Overtime provision	41	70
Total	$8,097	$12,515

(1)	Accrued expenses are analyzed as follows:

(Amounts in thousands)	September 30, 2022 (unaudited)	December 31, 2021
Accrued bonus	$-	$3,603
Accrued construction fees	446	1,285
Accrued expenses for legal and consulting fees	193	334
Accrued payroll fees	137	129
Other accrued expenses	943	552
Total	$1,719	$5,903

Accrued construction fees as of September 30, 2022 and December 31, 2021 relate to accrued fees for the design and construction of the Company’s leased workspace at Hood Park in Charlestown, as discussed in Note 7. Other accrued expenses mainly consist of accrual of staff expenses and audit fees.

(2)	Other short-term payables as of September 30, 2022 and December 31, 2021 include an amount of $4.4 million, which is payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES, as discussed in Note 3(c).

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

As of September 30, 2022 and December 31, 2021, the Company had an aggregate of 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of September 30, 2022, the Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

According to the provisions of the Private Placement Warrants and Working Capital Warrants warrant agreements, the exercise price and number of shares of common stock issuable upon exercise of those warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Private Placement Warrants and Working Capital Warrants are classified as liabilities in accordance with the Company’s evaluation of the provisions of ASC 815-40-15, which provides that a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant with a fixed exercise price and fixed number of underlying shares.

14.	Other long-term liabilities

Other long-term liabilities as of September 30, 2022 and December 31, 2021 mainly include an amount of $0.6 million and $0.8 million, respectively, being the non-current portion of a total accrued warranty reserve of $0.8 million and $1.0 million, respectively. We accrue a warranty reserve of 8% of the sale price of the fuel cells sold, typically for 2 years. Warranty reserve is released when repairs or replacements are carried out in relation to items under warranties or when the warranty period for the fuel cell expires. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Other current liabilities (Note 12), while the remaining balance is included within Other long-term liabilities on the unaudited condensed consolidated balance sheet.

15.	Stockholders’ Equity / (Deficit)

Shares Authorized

As of September 30, 2022, the Company had authorized a total of 111,000,000 shares for issuance with 110,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

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

On August 26, 2022, 31,351 shares of common stock were issued in connection with the Plan.

On September 2, 2022, 54,860 shares of common stock were issued in connection with the Plan.

As of September 30, 2022 and December 31, 2021, there were 51,717,720 and 51,253,591 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

Public Warrants

In connection with the Business Combination, the Company assumed the Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50 per share. These exercises generated $262,177 additional proceeds to the Company and increased our shares outstanding by 22,798 shares. Following these exercises, as of September 30, 2022, the Company’s Public Warrants amounted to 22,029,279.

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

The Public Warrants are classified in equity in accordance with the Company’s evaluation of the provisions of ASC 480 and ASC 815. The Company analyzed the terms of the Public Warrants and concluded that there are no terms that provide that the warrant is not indexed to the issuer’s common stock. The Company also analyzed the tender offer provision discussed above and considering that upon the Closing of the Business Combination the Company has a single class of common shares, concluded that the exception discussed in ASC 815-40-25 applies, and thus equity classification is not precluded.

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

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. Stock Options have been granted during the nine months ended September 30, 2022 as follows:

	Number of Shares	Strike Price	Grant Date Fair Value
Granted on March 18, 2022	328,167	$2.94	$2.32
Granted on July 12, 2022	410,000	$2.74	$2.39
Granted on September 7, 2022	71,850	$2.92	$2.19
Total stock options granted in 2022	810,017

The following table presents the assumptions used to estimate the fair value of the stock options as of the Grant Date:

	Assumptions
	Stock options granted on March 18, 2022	Stock options granted on July 12, 2022	Stock options granted on September 7, 2022
Expected volatility	96.7%	118.3%	87.1%
Risk-free rate	2.2%	3.0%	3.3%
Time to maturity	6.25 years	6.25 years	6.25 years

The Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.9 million and $2.6 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statement of operations for the three and nine months ended September 30, 2022, respectively. The Company recognized compensation cost of $1.0 million and $1.2 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statement of operations for the three and nine months ended September 30, 2021, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the nine months ended September 30, 2022:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	2,624,894	$4.88
Granted	810,017	$2.34
Vested	(647,191)	$5.34
Forfeited	(70,382)	$3.41
Unvested as of September 30, 2022	2,717,338	$4.16

As of September 30, 2022, there was $9.5 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $1.8 million and $5.1 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statement of operations for the three and nine months ended September 30, 2022, respectively. The Company recognized compensation cost of $2.3 million and $2.8 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statement of operations for the three and nine months ended September 30, 2021, respectively. The Company also has a policy of accounting for forfeitures when they occur.

Restricted Stock Units have been granted during the nine months ended September 30, 2022 as follows:

	Number of Shares	Grant Date Fair Value
Granted on March 18, 2022	328,167	$2.94
Granted on June 8, 2022	193,548	$1.55
Granted on July 12, 2022	410,000	$2.74
Granted on September 7, 2022	71,850	$2.92
Total restricted stock units granted in 2022	1,003,565

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	2,702,099	$9.65
Granted	1,003,565	$2.59
Vested	(695,451)	$9.71
Forfeited	(99,327)	$6.73
Unvested as of September 30, 2022	2,910,886	$7.30

As of September 30, 2022, there was $17.6 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

16.	Revenue

Revenue is analyzed as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
(Amounts in thousands)	2022	2021	2022	2021
Sales of goods	$2,395	$1,674	$5,284	$4,167
Sales of services	4	-	596	-
Total revenue from contracts with customers	$2,399	$1,674	$5,880	$4,167

The timing of revenue recognition is analyzed as follows:

(Amounts in thousands)	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
Timing of revenue recognition	2022	2021	2022	2021
Revenue recognized at a point in time	$2,399	$1,674	$5,880	$3,507
Revenue recognized over time	-	-	-	660
Total revenue from contracts with customers	$2,399	$1,674	$5,880	$4,167

As of September 30, 2022 and December 31, 2021, Advent recognized contract assets of $0.9 million and $1.6 million, respectively, on the consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, Advent recognized contract liabilities of $1.2 million and $1.1 million, respectively, in the consolidated balance sheets. During the nine months ended September 30, 2022, the Company recognized the amount of $0.1 million in revenues.

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2022 and 2021 are $2.5 million and $2.5 million, respectively. The Company expects to recognize this amount during the duration of the contract that ends in the fiscal year 2026.

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

Expenses from Collaborative Arrangements

For the three and nine months ended September 30, 2022, an amount of $0.3 million and $0.9 million has been recognized in research and development expenses on the consolidated statements of operations, respectively. For the three and nine months ended September 30, 2021, an amount of $0.3 million has been recognized in research and development expenses on the consolidated statements of operations, respectively.

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
(Amounts in thousands)	2022	2021	2022	2021
North America	$2,063	$650	$3,496	$2,914
Europe	322	965	1,957	1,194
Asia	14	59	427	59
Total net sales	$2,399	$1,674	$5,880	$4,167

21.	Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2022.

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of December 31, 2021, issued letters of guarantee amount to $2.7 million. As of September 30, 2022, the Company did not hold any letters of guarantee.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025.

In 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and De Nora Deutschland GmbH (“De Nora”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 3,236 (Minimum Quantity) of electrodes from De Nora during the contract duration from May 3, 2022 until June 24, 2023.

In 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and Shin-Etsu Polymer Singapore Pte, Ltd (“Shin-Etsu”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 318,400 pieces (Minimum Quantity) of bipolar plates from Shin-Etsu during the contract duration from June 1, 2022 until June 30, 2024.

The following table summarizes our contractual obligations as of September 30, 2022:

Fiscal Year Ended December 31,	Quantity (electrodes)	Quantity (pieces)	Quantity (m2)	Price (Amounts in thousands)
2022	904	15,200	1,200	$970
2023	1,428	182,400	4,000	3,523
2024	-	108,000	6,000	2,467
2025	-	-	8,000	1,950
Total	2,332	305,600	19,200	$8,910

Operating Leases

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $0.5 million. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $0.1 million which is included in Other non-current assets on the consolidated balance sheet as of September 30, 2022 and December 31, 2021.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease has a term of eight years and five months, with an option to extend for five years, and commenced in October 2022. The Company is obliged to provide security in the form of a security deposit in the amount of $0.8 million before commencement of the lease.

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

Additionally, the Company’s subsidiaries, Advent Technologies S.A., UltraCell LLC, Advent Technologies A/S and Advent Green Energy Philippines, Inc., have in place rental agreements for the lease of office and factory spaces.

During the three and nine months ended September 30, 2022, the Company recorded lease expenses of $0.3 million and $1.0 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded lease expenses of $0.3 million and $0.5 million, respectively.

Future Lease Payments

Future minimum lease payments under operating leases expiring subsequent to September 30, 2022, are summarized as follows (amounts in thousands):

Fiscal Year Ended December 31,
2022	$934
2023	2,439
2024	2,309
2025	2,308
2026	1,933
Thereafter	16,425
Total	$26,348

22.	Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
(Amounts in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(11,468)	$(11,280)	$(26,712)	$(11,517)
Denominator:
Basic weighted average number of shares	51,660,133	48,325,164	51,465,004	43,982,039
Diluted weighted average number of shares	51,660,133	48,325,164	51,465,004	43,982,039
Net loss per share:
Basic	$(0.22)	$(0.23)	$(0.52)	$(0.26)
Diluted	$(0.22)	$(0.23)	$(0.52)	$(0.26)

Basic net loss per share is computed by dividing net loss for the periods presented by the weighted-average number of common shares outstanding during these periods.

Diluted net loss per share is computed by dividing the net loss, by the weighted average number of common shares outstanding for the periods, adjusted for the dilutive effect of shares of common stock equivalents resulting from the assumed exercise of the Public Warrants, Private Placements Warrants, Working Capital Warrants, Stock Options and RSUs. The treasury stock method was used to calculate the potential dilutive effect of these common stock equivalents.

As the Company incurred losses for the three and nine months ended September 30, 2022 and 2021, the effect of including any potential common shares in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

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

This MD&A generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. As used in this MD&A, unless the context indicates otherwise, the financial information and data relating to the three and nine months ended September 30, 2021 are those of Advent Technologies, Inc. and its subsidiaries for the period prior to the Closing and are those of Advent Technologies Holdings, Inc. for the period subsequent to the Closing; and the data for the three and nine months ended September 30, 2022 are those of Advent Technologies Holdings, Inc. See Note 1 “Basis of Presentation” in the accompanying unaudited condensed consolidated financial statements for additional information.

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

Business Combination and Public Company Costs

On October 12, 2020, Advent Technologies, Inc. (“Legacy Advent”) entered into the Merger Agreement with AMCI Acquisition Corp. (“AMCI”), a Delaware corporation, AMCI Merger Sub Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company (“Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination for the stockholders of AMCI, and Vassilios Gregoriou, in the capacity as Seller Representative (the “Seller Representative”), pursuant to which, effective February 4, 2021 (the “Closing”), Merger Sub merged with and into Legacy Advent., with Legacy Advent surviving the Merger as a wholly-owned subsidiary of AMCI and AMCI changed its name to “Advent Technologies Holdings, Inc.”. Advent Technologies, Inc. is deemed the accounting predecessor and the combined entity is the successor registrant with the SEC, meaning that Advent Technologies, Inc.’s financial statements for previous periods are and will be disclosed in the company’s current and future periodic reports filed with the SEC.

While the legal acquirer in the Merger Agreement is AMCI, for financial accounting and reporting purposes under GAAP, we have determined that Advent Technologies is the accounting acquirer and the Business Combination will be accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Advent Technologies in many respects. Under this method of accounting, AMCI is treated as the acquired entity whereby Legacy Advent is deemed to have issued common stock for the net assets and equity of AMCI, consisting mainly of cash, accompanied by a simultaneous equity recapitalization of AMCI.

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

Business Developments

Share Purchase Agreement

On August 31, 2021, pursuant to the Share Purchase Agreement (the “Purchase Agreement”), dated as of June 25, 2021, by and between the Company and F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”), the Company acquired (the “Acquisition”) all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES”), together with certain outstanding shareholder loan receivables. As consideration for the transactions contemplated by the Purchase Agreement, the Company paid to the Seller €15.0 million in cash and on August 31, 2021, the Company issued to the Seller 5,124,846 shares of common stock.

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

Green HiPo Project approved by EU

On June 16, 2022, Advent announced the receipt of a notification from the Greek State informing the Company that the IPCE Green HiPo was submitted for ratification by the EU for funding of €782.1 million, spread over the next six years commencing in 2022. On July 15, 2022, Advent received official ratification from the European Commission of the EU. The Green HiPo project is designed to bring the development, design, and manufacture of HT-PEM fuel cells and electrolysers for the production of power and green hydrogen to the Western Macedonia region of Greece.

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

Memorandum of Understanding (“MoU”) with Neptune Lines Shipping and Managing Enterprises S.A. (“Neptune Lines”)

On June 1, 2022, Advent announced the signing of an MoU with Neptune Lines, a leading vehicle logistics provider operating 18 Pure Car and Truck Carrier vessels (owned or chartered), with a cargo capacity ranging between 1,500-4,600 cars.

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

Advent and Hydrogen Systems, Inc. (“Hydrogen Systems”) signed an MoU

On September 15, 2022, we announced the signing of an MoU with Hydrogen Systems, a hydrogen energy solutions company based in Riyadh, Saudi Arabia, to provide integrated hydrogen solutions and value-added support to industrial and renewable energy markets in the Middle East. Under the MoU, Hydrogen Systems aims to utilize a vast number of its existing relationships in the telecom and hydrogen energy marketplace in the Kingdom of Saudi Arabia, and elsewhere throughout the Middle East to market, sell, distribute, install, and service Advent’s full line of HT-PEM fuel cells and hydrogen production products. Simultaneously, Advent and Hydrogen Systems intend to collaborate and explore potential large-scale development opportunities for hydrogen fuel cell power applications across the region.

Advent and BASF New Business GmbH (“BASF”) signed an MoU

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

Selection of Wearable Fuel Cell for the DOD 2021 Validation Program

On March 31, 2021, we announced that Advent’s 50 W Reformed Methanol Wearable Fuel Cell Power System (“Honey Badger”) had been selected by the U.S. Department of Defense’s (“DOD”) National Defense Center for Energy and Environment (“NDCEE”) to take part in its demonstration/validation program for 2021. The NDCEE is a DOD program that addresses high-priority environmental, safety, occupational health, and energy technological challenges that are demonstrated and validated at active installations for military application. Advent’s Honey Badger 50™ (“HB50”) fuel cell is the only fuel cell that is part of this program that supports the U.S. Army’s goal of having a technology-enabled force by 2028.

Launch of the Honey Badger 50™ Fuel Cell System

On August 4, 2022, we announced the launch of its, a compact portable fuel cell system and quiet power supply for use in off-grid field applications such as military and rescue operations. The launch of Advent’s portable power system coincided with the Company’s fulfilment of its first shipment order from the U.S. Department of Defense. The HB50 power system can be fueled by biodegradable methanol, allowing near silent generation of up to 50W of continuous power with clean emissions. Designed for covert operations, HB50 can easily power radio and satellite communications gear, remote fixed and mobile surveillance systems, and laptop computers along with more general battery charging needs. HB50 is a unique technology that can provide 65% of weight savings versus batteries over a typical 72-hour mission. The weight savings benefit increases further for longer missions.

HB50’s unique design allows it to be used in soldier-worn configurations or operated inside a portable backpack or vehicle while charging batteries and powering soldier systems, while its thermal features allow it to operate within an ambient temperature range of -20°C to +55°C. Aside from its optimized compatibility with Integrated Visual Augmentation System (“IVAS”), HB50 can also power devices such as high frequency radios like the model 117G, as well as B-GAN and StarLink terminals. HB50’s durability allows it to be easily deployed in challenging conditions and climates while supporting mission mobility for three to seven days without the need to re-supply.

Since Honey Badger’s fuel cell technology can run on hydrogen or liquid fuels, the system can operate at a fraction of the weight of traditional military-grade batteries to meet the U.S. Department of Defense’s continuously evolving needs for ‘on-the-go’ electronics needs. As military adoption and use of IVAS equipment continues to evolve, the highly portable lightweight power solutions like Honey Badger and HB50 will become a mission critical necessity.

UltraCell Purchase Agreement

On February 18, 2021, Advent Technologies, Inc., entered into the UltraCell Purchase Agreement with Bren-Tronics and UltraCell, a Delaware limited liability company and a direct wholly owned subsidiary of Bren-Tronics. Pursuant to the UltraCell Purchase Agreement, and subject to the terms and conditions therein, on February 18, 2021, Advent acquired 100% of the issued and outstanding membership interests in UltraCell, for $4.0 million and a maximum of $6.0 million upon achievement of certain milestones. Advent also assumed the terms of Bren-Tronics lease for property used in UltraCell’s operations in Livermore, California.

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

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease has a term of eight years and five months, with an option to extend for five years and commenced in October 2022. The Company provided security in the form of a security deposit in the amount of $0.8 million, upon commencement of the lease.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of September 30, 2022, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $(0.9) million and $7.2 million for the three and nine months ended September 30, 2022, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants. Change in fair value of warrant liability amounting to $2.4 million and $15.8 million for the three and nine months ended September 30, 2021, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

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

Amortization of intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell is the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years, for which amortization expense of $0.1 million and $0.1 million has been recognized for the periods for the three months ended September 30, 2022 and 2021, respectively. The amortization expense of $0.3 million and $0.3 million has been recognized for the periods for the nine months ended September 30, 2022 and from the acquisition date of UltraCell to September 30, 2021, respectively.

The intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES are the Patents amounting to $16.9 million, the Process know-how (IPR&D) amounting to $2.6 million and the Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year. Amortization expense of $0.6 million and $1.8 million has been recognized in relation to these intangibles for the three and nine months ended September 30, 2022, respectively. The amortization expense of $0.2 million has been recognized for the period from the acquisition date of SerEnergy and FES to September 30, 2021, respectively.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2022 and 2021, and the changes between periods.

	Three months ended September 30, (unaudited)
(Amounts in thousands, except share and per share amounts)	2022	2021	$ change	% change
Revenue, net	$2,399	$1,674	$725	43.3%
Cost of revenues	(2,339)	(1,646)	(693)	42.1%
Gross profit / (loss)	60	28	32	114.3%
Income from grants	294	508	(214)	(42.1)%
Research and development expenses	(2,547)	(893)	(1,654)	185.2%
Administrative and selling expenses	(8,203)	(13,041)	4,838	(37.1)%
Amortization of intangibles	(696)	(310)	(386)	124.5%
Operating loss	(11,092)	(13,708)	2,616	(19.1)%
Fair value change of warrant liability	(911)	2,422	(3,333)	(137.6)%
Finance income / (expenses), net	-	(14)	14	(100.0)%
Foreign exchange gains / (losses), net	(33)	(15)	(18)	120.0%
Other income / (expenses), net	1	(16)	17	(106.3)%
Loss before income tax	(12,035)	(11,331)	(704)	6.2%
Income tax	567	51	516	N/A
Net loss	$(11,468)	$(11,280)	$(188)	1.7%
Net loss per share
Basic loss per share	(0.22)	(0.23)	0.01	N/A
Basic weighted average number of shares	51,660,133	48,325,164	N/A	N/A
Diluted loss per share	(0.22)	(0.23)	0.01	N/A
Diluted weighted average number of shares	51,660,133	48,325,164	N/A	N/A

Revenue, net

Our total revenue increased by approximately $0.7 million from approximately $1.7 million in the three months ended September 30, 2021 to approximately $2.4 million in the three months ended September 30, 2022. The increase in revenue was related to revenue from UltraCell’s operations (acquired on February 18, 2021) and increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products.

Cost of Revenues

Cost of revenues increased by approximately $0.7 million from approximately $1.6 million in the three months ended September 30, 2021 to approximately $2.3 million in the three months ended September 30, 2022. The increase in cost of revenues was related to the requirement for increased production of MEAs and fuel cell systems to satisfy customer demand, as well as, cost of revenues attributed to UltraCell’s operations. We also faced supply chain cost pressure during the three months ended September 30, 2022.

Gross profit / (loss), which is revenue, net minus the cost of revenue, increased to $60 thousand in the three months ended September 30, 2022 from $28 thousand in the three months ended September 30, 2021.

Research and Development Expenses

Research and development expenses were approximately $2.5 million in the three months ended September 30, 2022, primarily related to internal research and development costs, as well as the Company’s cooperative research development agreement with the U.S. Department of Energy. Research and development expenses were approximately $0.9 million in the three months ended September 30, 2021.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $8.2 million in the three months ended September 30, 2022, and $13.0 million in the three months ended September 30, 2021. The decrease was primarily due to a non-recurring $2.4 million charge for executive severance in the three-months ended September 30, 2021 and from stock-based compensation expenses of $2.7 million for the three months ended September 30, 2022 compared to $3.3 million for the three months ended September 30, 2021.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $(0.9) million and $2.4 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended September 30, 2022 and 2021, respectively.

Comparison of the Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2022 and 2021, and the changes between periods.

	Nine months ended September 30, (unaudited)
(Amounts in thousands, except share and per share amounts)	2022	2021	$ change	% change
Revenue, net	$5,880	$4,167	$1,713	41.1%
Cost of revenues	(6,126)	(2,663)	(3,463)	130.0%
Gross profit / (loss)	(246)	1,504	(1,750)	(116.4)%
Income from grants	1,011	632	379	60.0%
Research and development expenses	(7,338)	(1,561)	(5,777)	370.1%
Administrative and selling expenses	(26,657)	(27,558)	901	(3.3)%
Amortization of intangibles	(2,113)	(467)	(1,646)	352.5%
Operating loss	(35,343)	(27,450)	(7,893)	28.8%
Fair value change of warrant liability	7,248	15,833	(8,585)	(54.2)%
Finance income / (expenses), net	(9)	(27)	18	(66.7)%
Foreign exchange gains / (losses), net	(51)	(2)	(49)	2,450.0%
Other income / (expenses), net	(220)	78	(298)	(382.1)%
Loss before income tax	(28,375)	(11,568)	(16,807)	145.3%
Income tax	1,663	51	1,612	N/A
Net loss	$(26,712)	$(11,517)	$(15,195)	131.9%
Net loss per share
Basic loss per share	(0.52)	(0.26)	(0.26)	N/A
Basic weighted average number of shares	51,465,004	43,982,039	N/A	N/A
Diluted loss per share	(0.52)	(0.26)	(0.26)	N/A
Diluted weighted average number of shares	51,465,004	43,982,039	N/A	N/A

Revenue, net

Our total revenue increased by approximately $1.7 million from approximately $4.2 million in the nine months ended September 30, 2021 to approximately $5.9 million in the nine months ended September 30, 2022. The increase in revenue was related to revenue from UltraCell’s operations (acquired on February 18, 2021), revenue from SerEnergy and FES’s operations (acquired on August 31, 2021), and increased demand from customers for Advent’s MEAs and other products, as a result of Advent’s customers increasing their own testing and usage of Advent’s products.

Cost of Revenues

Cost of revenues increased by approximately $3.4 million from approximately $2.7 million in the nine months ended September 30, 2021 to approximately $6.1 million in the nine months ended September 30, 2022. The increase in cost of revenues was related to the requirement for increased production of MEAs and fuel cell systems to satisfy customer demand, as well as, cost of revenues attributed to UltraCell’s, SerEnergy’s and FES’s operations. We also faced supply chain cost pressure during the nine months ended September 30, 2022.

Gross profit / (loss), which is revenue, net minus the cost of revenue, decreased to $(0.2) million in the nine months ended September 30, 2022 from $1.5 million in the nine months ended September 30, 2021.

Research and Development Expenses

Research and development expenses were approximately $7.3 million in the nine months ended September 30, 2022, primarily related to internal research and development costs, as well as the Company’s cooperative research development agreement with the U.S. Department of Energy. Research and development expenses were approximately $1.6 million in the nine months ended September 30, 2021.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $26.7 million in the nine months ended September 30, 2022, and $27.6 million in the nine months ended September 30, 2021. The decrease was primarily due to a non-recurring $2.4 million charge for executive severance and one-time transaction costs following the Business Combination amounting to $5.9 million in the nine-months ended September 30, 2021. This was partially offset by an increase in personnel, the recognition of stock-based compensation expense amounting to $7.7 million for the nine months ended September 30, 2022 compared to $4.0 million for the nine months ended September 30, 2021, and costs of the SerEnergy/FES businesses post-acquisition.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $7.2 million and $15.8 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the nine months ended September 30, 2022 and for the period February 4, 2021 to September 30, 2021, respectively.

Liquidity and Capital Resources

As of the date of this filing of the Quarterly Report on Form 10-Q, Advent’s existing cash resources and projected cash flows are anticipated to be sufficient to support planned operations for the next 12 months after the date hereof. This is based on the amount of cash we raised in the Business Combination and projected results over the next 12 months.

The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2022 and 2021, and the changes between periods.

	Nine Months Ended September 30, (unaudited)
(Amounts in thousands)	2022	2021	$ change	% change
Net Cash used in Operating Activities	$(32,166)	$(24,690)	$(7,476)	30.3%

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,549)	(2,659)	(890)	33.5%
Purchases of intangible assets	(117)	-	(117)	N/A
Advances for the acquisition of property and equipment	-	(1,918)	1,918	N/A
Acquisition of a subsidiary, net of cash acquired	-	(19,425)	19,425	N/A
Acquisition of available for sale financial assets	(319)	-	(319)	N/A
Net Cash used in Investing Activities	$(3,985)	$(24,002)	$20,017	(83.4)%

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	-	141,121	(141,121)	N/A
Proceeds of issuance of common stock and paid-in capital from warrants exercise	-	262	(262)	N/A
State loan proceeds	-	113	(113)	N/A
State refundable deposit repayment	(41)	-	(41)	N/A
Net Cash (used in) provided by Financing Activities	$(41)	$141,496	$(141,537)	(100.0)%

Net (decrease) / increase in cash and cash equivalents	$(36,192)	$92,804	$(128,996)	(139.0)%
Effect of exchange rate changes on cash and cash equivalents	(1,126)	(828)	(298)	36.0%
Cash and cash equivalents at the beginning of period	79,764	516	79,248	15,358.1%
Cash and cash equivalents at the end of period	$42,446	$92,492	$(50,046)	(54.1)%

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

Net cash used in operating activities was approximately $(32.2) million for the nine months ended September 30, 2022, which related to outflows in connection with administrative and selling expenses, an increase in inventory, research and development expenses, and costs associated with insurances services and other personnel costs.

Net cash used in operating activities was approximately $(24.7) million for the nine months ended September 30, 2021, which related to outflows in connection with one-time transaction costs, administrative and selling expenses and costs associated with insurances services and other consulting services.

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities was approximately $(4.0) million for the nine months ended September 30, 2022, which mostly related to the acquisition of plant and equipment.

Advent’s cash flows used in investing activities was approximately $(24.0) million for the nine months ended September 30, 2021, which related to the acquisition of fixed assets and the amounts paid for the acquisition of UltraCell LLC on February 18, 2021 and the acquisition of SerEnergy and FES on August 31, 2021, net of cash acquired.

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of September 30, 2022 and December 31, 2021, Advent recognized contract assets of $0.9 million and $1.6 million, respectively, on the consolidated balance sheets. The balance as of September 30, 2022 and December 31, 2021 includes an amount of $0 and $0.6 million, respectively, from the SerEnergy and FES acquisition.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of September 30, 2022 and December 31, 2021, Advent recognized contract liabilities of $1.2 million and $1.1 million, respectively, in the consolidated balance sheets. During the nine months ended September 30, 2022, the Company recognized the amount of $0.1 million in revenues. The balance as of September 30, 2022 and December 31, 2021 amounting to $1.0 million and $1.1 million, respectively, was from the SerEnergy and FES acquisition.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three and nine months ending September 30, 2022 and 2021.

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

For the three and nine months ended September 30, 2022, net income tax benefits of $0.6 million and $1.7 million, respectively, have been recorded in the consolidated statements of operations. The Company recorded net income tax benefits of $0.1 million within the consolidated statements of operations during the three and nine months ended September 30, 2021. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

The Company and its U.S. subsidiaries may be subject to potential examination by U.S. federal, state and city, while the Company’s subsidiaries outside U.S. may be subject to potential examination by their taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the U.S. federal, state and city, and tax laws in the countries where business activities of Company’s subsidiaries are conducted. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

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

The Company classifies the Bond Loan as an available for sale financial asset on the condensed consolidated balance sheets. The Company recognizes interest income within the condensed consolidated statement of operations. For the three and nine months ended September 30, 2022, the Company recognized $6 thousand of interest income related to the Bond Loan within the condensed consolidated statements of operations.

The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the condensed consolidated statements of comprehensive loss. The Company did not recognize any unrealized gain / (loss) from the agreement date of May 25, 2022 through September 30, 2022.

Warrant Liability

The Company accounts for the 26,369,557 warrants (comprising of 22,029,279 Public Warrants and 3,940,278 Private Placement Warrants) issued in connection with the initial public offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the three and nine months ended September 30, 2022 and 2021.

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

See Note 2 in the condensed consolidated financial statements included elsewhere in this report for more information about recent accounting pronouncements, the timing of their adoption and Advent’s assessment, to the extent Advent has made one, of their potential impact on Advent’s financial condition and results of operations.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.

EBITDA and Adjusted EBITDA	Three months ended September 30, (unaudited)			Nine months ended September 30, (unaudited)
(in Millions of US dollars)	2022	2021	$ change	2022	2021	$ change
Net loss	$(11.47)	$(11.28)	(0.19)	$(26.71)	$(11.52)	(15.19)
Depreciation of property and equipment	$0.35	$0.15	0.20	$1.13	$0.18	0.95
Amortization of intangibles	$0.69	$0.31	0.38	$2.11	$0.47	1.64
Finance income / (expenses), net	$0.00	$0.01	(0.01)	$0.01	$0.03	(0.02)
Other income / (expenses), net	$0.00	$0.02	(0.02)	$0.22	$(0.08)	0.30
Foreign exchange differences, net	$0.03	$0.02	0.01	$0.05	$0.00	0.05
Income taxes	$(0.56)	$0.00	(0.56)	$(1.66)	$0.00	(1.66)
EBITDA	$(10.96)	$(10.77)	(0.19)	$(24.85)	$(10.92)	(13.93)
Net change in warrant liability	$0.91	$(2.42)	3.33	$(7.25)	$(15.83)	8.58
One-Time Transaction Related Expenses (1)	$-	$-	-	$-	$5.87	(5.87)
One-Time Transaction Related Expenses (2)	$-	$0.89	(0.89)	$-	$0.89	(0.89)
Executive Severance (3)	$-	$2.44	(2.44)	$-	$2.44	(2.44)
Adjusted EBITDA	$(10.05)	$(9.86)	(0.19)	$(32.10)	$(17.55)	(14.55)

(1)	Bonus awarded after consummation of the Business Combination effective February 4, 2021.
(2)	Transaction costs related to the acquisition of SerEnergy/FES.
(3)	Former Financial Officer resignation.

Adjusted Net Loss

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs and warrant liability changes. The following table shows a reconciliation of net loss for three and nine months ended September 30, 2022 and 2021.

Adjusted Net Loss	Three months ended September 30, (unaudited)			Nine months ended September 30, (unaudited)
(in Millions of US dollars)	2022	2021	$ change	2022	2021	$ change
Net loss	$(11.47)	$(11.28)	(0.19)	$(26.71)	$(11.52)	(15.19)
Net change in warrant liability	$0.91	$(2.42)	3.33	$(7.25)	$(15.83)	8.58
One-Time Transaction Related Expenses (1)	$-	$-	-	$-	$5.87	(5.87)
One-Time Transaction Related Expenses (2)	$-	$0.89	(0.89)	$-	$0.89	(0.89)
Executive Severance (3)	$-	$2.44	(2.44)	$-	$2.44	(2.44)
Adjusted Net Loss	$(10.56)	$(10.37)	(0.19)	$(33.96)	$(18.15)	(15.81)

(1)	Bonus awarded after consummation of the Business Combination effective February 4, 2021.
(2)	Transaction costs related to the acquisition of SerEnergy/FES.
(3)	Former Financial Officer resignation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of September 30, 2022, Advent had a cash balance of approximately $42.4 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

Inflation Risk

Advent does not believe that inflation currently has a material effect on its business. To mitigate cost increases caused by inflation, Advent has taken steps such as searching for alternative supplies at a lower cost and pre-buying materials and supplies at a more advantageous price in advance of its intended use.

Foreign Exchange Risk

Advent has costs and revenues denominated in euros, Danish krone and Philippine pesos, and therefore is exposed to fluctuations in exchange rates. To date, Advent has not entered into any hedging transactions to mitigate the effect of foreign exchange due to the relatively low exposure. As we increase in scale, we expect to continue to realize a portion of our revenues and costs in foreign currencies, and therefore expect to put in place appropriate foreign exchange risk mitigation features in due course.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, for a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading “Risk Factors” in our 2021 Annual Report and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, results of operations, cash flows or prospects. There are no material changes to the risk factors described in the 2021 Annual Report and in Item 1A of our Quarterly Reports on Form 10-Q for quarterly periods subsequently filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Second Amended and Restated Bylaws of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No: 001-38742) filed on September 2, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Kevin Brackman
Kevin Brackman
Chief Financial Officer
(Authorized Officer; Principal Financial and Accounting Officer)