Form 10-K
period 2022-12-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2023-03-31
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Advent Technologies Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	001-38742	83-0982969
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

500 Rutherford Avenue

Suite 102

Boston, MA 02129

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (617) 655-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADN	The Nasdaq Capital Market
Warrants to purchase one share of common stock, each at an exercise price of $11.50	ADNWW	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the Registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was approximately $99.3 million.

As of March 31, 2023, the registrant had 52,261,643 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability to maintain the listing of our shares of common stock and warrants on Nasdaq;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting officers, key employees or directors;

●	factors relating to our business, operations and financial performance, including:

○	our ability to control the costs associated with our operations;

○	our ability to grow and manage growth profitably;

○	our reliance on complex machinery for our operations and production;

○	the market’s willingness to adopt our technology;

○	our ability to maintain relationships with customers;

○	the potential impact of product recalls;

○	our ability to compete within our industry;

○	increases in costs, disruption of supply or shortage of raw materials;

○	risks associated with strategic alliances or acquisitions;

○	the impact of unfavorable changes in U.S. and international regulations;

○	the availability of and our ability to meet the terms and conditions for government grants and economic incentives; and

○	our ability to protect our intellectual property rights;

ii

●	market conditions and global and economic factors beyond our control;

●	volatility of our stock price and potential share dilution;

●	future exchange and interest rates; and

●	other factors detailed herein under the section entitled “Risk Factors.”

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

iii

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

We have our headquarters in Boston, Massachusetts, which includes a product development and research and development facility, and have MEA fabrication and system production facilities in Livermore, California; Achern, Germany; Aalborg, Denmark; and Patras, Greece. We plan to scale-up U.S. and European production and its global sales operations to handle future demand. Our investment priorities are increasing MEA production volumes, executing on new product development initiatives (next-generation fuel cell systems and MEAs), and optimizing production operations to improve unit costs.

Our principal focus is on the total fuel cell market, from components to complete systems, and we plan to use our products and technology to address pressing global climate needs. Fuel cell and hydrogen technology is expected to play a critical role in global decarbonization. In order to meet the targets established in the Paris Climate Accords, which seek to mitigate climate change and maintain global temperature less than 1.5°C-2.0°C above pre-industrial levels, the global community will need to accelerate the adoption of technologies like our fuel cells, that reduce or eliminate emissions of carbon dioxide and other greenhouse gases. We believe that fuel cells will be a key component of the future energy generation platform given that:

●	Fuel cells generate electricity and heat from hydrogen-based fuels, thereby substantially reducing emissions of carbon dioxide and other pollutants generated by the combustion process in internal combustion engines (“ICE” or “ICEs”) and diesel generators. Fuel cells can be powered autonomously for hours or days where the fuel comes from a discrete source, or for longer where there is a pipeline or other large available source of fuel such as a tank.

●	Fuel cells utilize fuels with a high energy density relative to lithium-ion batteries and other battery technology (according to ARPA-E power densities, hydrogen contains 40,000 Wh/kg while lithium-ion batteries carry only about 260Wh/kg). This makes fuel cell technology well-suited for use in mobility and off-grid energy generation applications where battery technology faces limitations such as lifespan, self-discharge, weight (fuel cells are between 3 to 25 times lighter than batteries providing equivalent power), operation under almost any weather conditions, and recharge times.

●	We expect that hydrogen will also be used to create liquid, synthetic fuels (eFuels like eMethanol, made by combining hydrogen with carbon dioxide for a net-zero liquid fuel) that have the advantage of lower transportation costs and network infrastructure investment relative to hydrogen gas. Fuels like methanol have become subject to an increasing interest in Asia because they are currently available. We believe methanol has the potential to become a leading zero-emissions liquid fuel that can leverage the current global infrastructure from gas stations to fuel tankers and trucks. Given the urgency to decarbonize power generation, and the challenges the investment requirement poses for developing countries, we expect methanol to have an increasingly significant role as a liquid hydrogen carrier and a low/no carbon dioxide emission alternative to oil.

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

Within the fuel cell market, our products have significant advantages relative to its competitors that are focused on low-temperature proton exchange membrane technology (“LT-PEM” or “LT-PEMs”). We believe these advantages will help us secure commercial opportunities in the fuel cell market and help drive wide-spread adoption of fuel cell technology. The benefits of our HT-PEMs relative to LT-PEMs include:

●	We have developed our products under the principle of “Any Fuel. Anywhere.” which can be distilled into the two components:

○	Any Fuel: While LT-PEMs require high-purity hydrogen to operate, our HT-PEMs can utilize low cost and abundant hydrogen-carrier fuels, including methanol, natural gas, e-fuels, liquid organic hydrogen carriers, dimethyl ether, and renewable biofuels. The infrastructure required for clean energy powered solely by high-purity hydrogen would cost trillions of dollars. In contrast, many of the hydrogen-carrier fuels can use existing or in-development infrastructure and have a much lower transport cost than hydrogen. This key technology differentiator bypasses the need to commit to a specific energy distribution network and leverages existing infrastructure. Most importantly, it provides an immediately serviceable market today, while we believe many LT-PEM competitors may have to wait another decade for the availability of green, high-purity, inexpensive hydrogen, and potentially longer for the maturity of hydrogen transportation and storage networks. Given the urgency to decarbonize power generation, and the investment challenges faced by developing countries, we expect methanol to have an increasingly significant role as a liquid hydrogen carrier and a low or no carbon dioxide emission alternative to oil.

○	Anywhere: Our HT-PEM fuel cells have the ability to operate in a variety of practical conditions, including a wide range of geographies, weather, ambient temperatures (as low as -20[o]C and up to +55[o]C), and in humid or polluted environments. LT-PEM fuel cells, on the other hand, tend to struggle in the heat, can be damaged by dry climates, or polluted air, and cannot handle impurities of the hydrogen supply. LT-PEM technology is intolerant to CO damage (with performance degradation at levels as low as 10 ppm), while HT-PEM can withstand 1-4% CO concentrations, depending on temperature and operation. For example, readily available low-cost hydrogen can be made with 1-2% carbon monoxide (20,000ppm), which works well with HT- PEMs. LT-PEM loses performance with only 10ppm of carbon monoxide. The relative durability of our products in a range of environments also provides a longer life of operation relative to LT-PEM fuel cells.

●	Our HT-PEM technology significantly reduces the balance of plant requirements of a fuel cell system relative to LT-PEM fuel cells. This means that fuel cells using our HT-PEMs have simplified requirements for supporting components and auxiliary systems, which enables reduced cost and increases application range for the end-user. It does this through two methods:

○	Superior Heat Management: HT-PEM fuel cells operate at high temperatures (between 160°C and 220°C, with next-generation MEA-based fuel cells operating between 80°C and 240°C). Therefore, the temperature differential between a HT-PEM fuel cell and the outside environment is large. As a result, only a small radiator, similar or smaller than the radiator in an ICE vehicle, is needed to transfer heat away from the fuel cell stack. Conversely, because LT-PEM fuel cells run relatively cooler (under 85°C), a significantly larger radiator is required to effectively maintain suitable operating temperatures and conditions for an LT-PEM fuel cell.

○	Water Management Issues: HT-PEM fuel cells use phosphoric acid as an electrolyte rather than water-assisted membranes. Therefore, they reduce the need for water balance and other compensating engineering systems.

Our Solution

Our core product offering include:

1.	Systems: Fuel cells for portable and stationary applications of power generation, in the range of 20W to 20kW. These fuel cells have applications in the telecom tower (e.g. 5G, 4G) power, surveillance, defense (and other portable power applications), energy (and other critical) infrastructure, and auxiliary power (marine, leisure) markets. Our fuel cells are manufactured in the U.S., Denmark, and Germany. Fuel cell systems provide the majority of our current revenue.

2.	The next generation of our fuel cells, in the 15kW to 1MW range, is expected to target the mobility sector (e.g., heavy-duty automotive, mining equipment, marine, aerospace, and unmanned aerial vehicles (“UAV”)). We are planning to enter into joint development agreements with Tier 1 suppliers and OEMs to bring HT-PEM fuel cells to the mobility market. We intend to be a provider of MEAs and core technology via licensing, rather than producing end-products for the mobility industry. Revenue from joint development agreements may include engineering fees during the 1-3 year initial development cycle, MEA sales, and on-going licensing fees.

3.	We are a developer of the key component of the fuel cell, the MEA. The operation of the MEA is key to the functionality and characteristics of a fuel cell system. Our MEA enables a robust, long-lasting, and ultimately low-cost fuel cell product, relative to LT-PEM technologies. In addition to our fuel cell system offerings, our MEA is also a discrete product offering to third-party fuel cell manufacturers. MEA sales are expected to be a rapidly growing market in the future as more and more fuel cells are deployed globally by third parties, especially in the mobility space.

Our Business Outlook

In 2021, we became publicly listed on NASDAQ. We also acquired UltraCell LLC (“UltraCell”), which spearheaded our product offering in the portable and defense markets. In the defense sector, we deliver human portable systems. In addition, the UltraCell portable system is being repurposed to provide remote power to oil and gas wellheads (Advent M-ZERØ family of products) and to address the critical problem of methane emissions in Canada and the U.S. Furthermore, the Company has continued with delivery of MEAs to fuel cell manufacturers in Asia and with delivery of electrodes to the high-growth redox flow-battery market.

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

On June 16, 2022, we announced the receipt of a notification from the Greek State informing the Company that one of the Important Projects of Common European Interests (“IPCEIs”), Green HiPo, was submitted for ratification by the European Union (“EU”) for funding of €782.1 million, spread over six years. On July 15, 2022, we received official ratification from the European Commission of the EU. The Green HiPo project is designed to bring the development, design, and manufacture of HT-PEM fuel cells and electrolysers for the production of power and green hydrogen to the Western Macedonia region of Greece.

Our growth strategy is focused on targeting the following four sectors:

●	The stationary off-grid market, expected to be a growing market.

●	The human-portable defense, surveillance, energy infrastructure, and leisure market based on UltraCell’s innovative products.

●	The development of next-generation MEA and fuel cell solutions for the mobility market.

●	The large-scale fuel cell systems market (power generation and power to gas).

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

Experienced management team with proven track record: The team that we have recruited to bring innovation to the fuel cell industry is highly experienced with a long pedigree in R&D and world-class manufacturing. Our team has been developing MEA components since 2006 and is led by Dr. Emory De Castro (CTO) who has significant industrial experience. In addition, we initiated in 2021 a joint development effort under the U.S. Department of Energy (“DoE”) umbrella to commercialize next-generation MEAs and ultra-low platinum catalyst solutions developed by Los Alamos, NREL Laboratories, and Brookhaven Laboratories in the U.S. We were selected as the scale-up and commercialization partner of the DoE and are working closely with the highly-skilled R&D teams of top U.S. labs.

Following the acquisitions of UltraCell, SerEnergy and FES, and our ongoing recruiting and development in the U.S., we have significantly increased our product, system integration, manufacturing, and testing capabilities. UltraCell brings Silicon Valley-type innovation, while SerEnergy’s expertise and world-class reputation in the stationary fuel cell industry is well established. Our team now numbers over 175 people, many with more than a decade of hands-on expertise in the HT-PEM market. Our investment plan reflects its strategic goal to assemble significant global know-how of the HT-PEM industry. We expect that HT-PEM, with technology initially developed decades after LT-PEM, is in early stages of growth as compared to LT-PEM, a technology initially developed during the 1960s.

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

1.	Off-Grid Power: We have a growing presence in the off-grid power market, with its acquired SerEnergy subsidiary having shipped thousands of systems worldwide to telecommunications providers for back-up power systems and stationary power sectors. Methanol is easier and cheaper to deliver to remote locations compared to pure hydrogen, providing our HT-PEM technology with an advantage in the off-grid market. Off-grid fuel cell solutions can use methanol already available at some remote industrial sites, like wellheads. Additionally, methanol can be found in products already present at some remote sites, such as certain windshield washer fluids. These products could be repurposed as a fuel source for the fuel cell. Fuel cells in these applications produce significantly less of the greenhouse gases compared to ICE generators and produce power without ICEs’ attendant high levels of nitrogen oxides, sulfur oxides or particulate emissions. Off-grid power solutions have the potential to run full-time, 365 days a year, 24 hours per day. Our launch of the M-ZERØ methanol-fueled low-power system targets the power generation needs of remote oil and gas locations. The current method of powering such equipment results in significant methane emissions that are equivalent to millions of cars’ emissions per year.

2.	Portable Power: Our acquisition of Silicon Valley-based UltraCell provided us with complete system technology for the portable power and defense markets. Electrification is one of the key initiatives in the defense industry as the needs for mobility and power on demand are increasing dramatically. Our fuel cells have already been deployed by the US Department of Defense (“DoD”), in the XX-55 portable power system, while the next-generation “Honey Badger” product, a wearable fuel cell designed to provide soldiers with on the go power, is currently in the DoD’s demonstration/validation program.

The above markets define our current products, while the markets below constitute its largest opportunities for growth in the future:

3.	Combined Heat and Power (“CHP”): By virtue of their high temperature operation, HT-PEM fuel cells are well suited for delivering heat in addition to power to large commercial buildings and single or multi-family homes. The CHP efficiency is at the 85%-90% range, making HT-PEM fuel cells extremely efficient for such uses. HT-PEM fuel cells can be supplied by existing natural gas infrastructure and eventually by a future hydrogen-blend or pure-hydrogen pipeline network.

4.	Automotive: By charging electric vehicles’ batteries on-board through the conversion of high-purity hydrogen or hydrogen-carrier fuels into electricity, our fuel cells solve the range and recharging issues that battery-only electric vehicles currently face. This issue is a particular challenge in heavy-duty and commercial vehicles. Since our fuel cells can use hydrogen-carrier fuels such as natural gas, methanol and biofuels, fuels that are of growing in importance in China, India, and Western Europe, we believe that our technology will be critical in accelerating the mass adoption of electric vehicles and the shift away from ICEs. Existing battery and LT-PEM technology are unable to meet the needs of heavy-duty transportation which require long-range, heavy payloads, fast refill times, and the ability to operate in diverse environments. For example, LT-PEM fuel cells are unable to operate in hot environments because the radiator required to cool the MEA to the appropriate temperature range would be too large and therefore impractical. The use of battery-only technology has the added disadvantage of insufficient power capacity without a substantial volume and weight of batteries, which results in a significant reduction in cargo capacity.

5.	Aviation: Our fuel cells can deliver much longer range (autonomy) and better utilization (through faster time to refill and greater payload) for commercial drones, eVTOLs, and auxiliary power for traditional aircraft than battery power alone can deliver. Existing commercial drones based on battery-only technology have a limited flight time given the power limitations of the lightweight requirements of flight. Compared to battery powered flights, aircrafts powered by fuel cells using next generation HT-PEMs and ultra-lightweight non-metal plates could increase range, payload/passenger capacity, and the number of trips made on one charge or fill-up. HT-PEM aircraft have the potential to refuel significantly faster than an equivalent battery could recharge. The high-purity hydrogen currently required by LT-PEM is considered unsafe for widespread commercial use, while our HT-PEM provides sufficient range using safer liquid fuels and the Company believes it is key to efficient real-world flight usage. Hydrogen gas and dimethyl ether are suitable for use as fuel for aviation fuel cells, and both work well with HT-PEM technology. Additionally, high-temperature operation in aviation is essential, given heat exchange issues. Fuel cells have shown that drones can stay airborne for longer periods of time, which enhances their value proposition and business applications. We expect drone prototypes based on our technology to be available as soon as 2023.

6.	Marine: In the marine industry, neither compressed hydrogen nor batteries are a viable option for commercial shipping. The industry is evaluating alternative fuels to replace bunker fuel, and methanol appears to be among the most likely hydrogen carriers positioned to meet the European Union’s 2050 decarbonization objectives. Our fuel cells are well-suited for methanol use, as the high-temperature operation can use low-grade hydrogen (converted from methanol via reformation) that does not work with current LT-PEM fuel cells. Applications in the marine industry are likely to develop initially in auxiliary power and smaller ships, and eventually scale to the multi-MW range main propulsion market. Our fuel cells promise fuel flexibility with hydrogen gas, liquid organic hydrogen carriers, methanol, and natural gas, and operate at high temperatures through proprietary chemistry. Marine applications could be scalable for divergent load requirements and applications such as powering the entire propulsion system or, alternatively, providing auxiliary power to a differently powered primary propulsion system. Marine fuel cell usage could offer long range and a fast refill; unlike battery power, and longer routes and larger vessels can be powered by fuel cells as compared to batteries. In addition, fuel cells can be used in a hybrid structure in conjunction with battery power. We are planning our initial focus on applications for auxiliary marine power, and then plans to focus on vessels’ main power.

We have been issued, acquired, licensed, or applied for approximately 200 international and United States patents, with a concentration in membranes, electrodes, and MEAs, which support its product offerings. In the MEA sector, our products include two existing membrane technologies: “TPS®”, which we have exclusive rights to use and was obtained through patents filed by its founders and technical staff, and “PBI” technology, of which we are a selective licensee, and provides exclusive rights to us for commercial sale of MEAs using PBI technology. Leveraging our membrane technologies, we also have intellectual property for lightweight stacks made through advances in bipolar plate materials, which supports water-cooled systems. This results in a simpler and more compact balance-of-plant design. Our own investments in developing leading next-generation fuel cell technology are supported by being able to leverage the research and development efforts of its strategic partners. We are planning next generation prototypes for fuel stacks, with pilot production expected as soon as 2023 and mass production expected as soon as 2024.

Our rights to commercialize the next-generation HT-PEM materials technology from the DoE L’Innovator Program also includes rights to a portfolio of patents supporting this advanced technology. We were selected through a highly competitive bidding process by virtue of our management team’s track record in taking laboratory inventions and processes through to a fully-scaled and manufactured product. We expect that this technology will reduce production costs of its MEAs significantly through a 3-fold increase in power output per unit area of membrane, and will provide longer operating lifetime and a wider temperature operating range as well as substantially lower platinum content. We expect these advantages will enable us to reduce the cost to end-users of fuel cells and encourage a wider market adoption. We anticipate commercialization and mass manufacture of this product by 2023. This and other partnerships, joint ventures, and joint development agreements, including with DoE, NASA (through Advent’s affiliation with Northeastern University) and the European Space Agency, are expected to assist Advent in the mobility and off-grid power markets.

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

We were founded and are managed by a team of world-class electrochemists, material scientists, and fuel cell specialists with significant industry and manufacturing expertise. We have received numerous R&D funds from the DoE and the European Union and are considered a pioneer with years of experience in clean energy technology innovation. We have our headquarters and a production facility in Boston, Massachusetts and operations in California, Greece, Germany, Denmark, and the Philippines. In 2023, we opened our production facility in Boston, Massachusetts offering research and development facilities and additional production capacity. For additional capacity, we intend to utilize existing U.S.-based toll-manufacturing for the membrane and electrode production to scale-up its production levels without significant capital expenditure. Our Patras, Greece based production of membranes, electrodes, and MEAs benefits from labor cost and skill availability advantages.

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

SerEnergy and FES

On September 1, 2021, we completed our acquisition (the “Fischer Acquisition”) of SerEnergy and FES from F.E.R. fischer Edelstahlrohre GmbH (“Fischer”). SerEnergy and FES currently market and build standalone systems and critical fuel cell components. These products are complementary to the mobile systems produced by Advent. The Fischer Acquisition is well aligned to the “Any Fuel. Anywhere.” strategy, and is expected to accelerate our growing revenue base in fuel cell stacks and systems. The Fischer Acquisition also increased our patent and trademark portfolio with new intellectual property and increased our labor force by approximately 90 employees, many of whom are highly-skilled manufacturing and sales professionals experienced in the fuel cell industry. SerEnergy has deployed hundreds of standalone telecom remote self-maintaining power systems, including sales to Smart Communications, a leading telecommunications provider in the Philippines. These systems can operate in both high humidity and high temperature environments and offer remote monitoring. We believe that the combined HT-PEM fuel cell production capacity and operations in international markets, currently consisting of Germany, Denmark and the Philippines, will support our expansion into international customer segments, in particular the Asian and European markets.

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

On August 4, 2022, we announced the launch of our HB50 power system, a compact portable fuel cell system and quiet power supply for use in off-grid field applications such as military and rescue operations. The launch of Advent’s portable power system coincided with the Company’s fulfilment of its first shipment order from the U.S. Department of Defense. The HB50 power system can be fueled by biodegradable methanol, allowing near silent generation of up to 50W of continuous power with clean emissions. Designed for covert operations, HB50 can easily power radio and satellite communications gear, remote fixed and mobile surveillance systems, and laptop computers along with more general battery charging needs. HB50 is a unique technology that can provide 65% of weight savings versus batteries over a typical 72-hour mission. The weight savings benefit increases further for longer missions.

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

SereneU: Our line of Serene solutions includes the core SereneU unit which is a 5kW fourth generation methanol powered hydrogen fuel cell that can be configured and/or stacked to meet energy needs up to 250kW. The SereneU is based on our proprietary MEA and HT-PEM, which together not only allow for higher efficiency and performance in extreme temperatures, but also for a lower total cost of ownership and start-up time, while offering true fuel flexibility. There are currently more than 1,000 SereneU based installations worldwide serving multiple purposes, covering the need for reliable green power from telecom towers and emergency networks as well as industrial and marine based requirements.

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

Important Projects of Common European Interest (“IPCEI”)

Green HiPo: On June 16, 2022, we announced the receipt of a notification from the Greek State informing the Company that the IPCEI Green HiPo was submitted for ratification by the EU for funding of €782.1 million, spread over the six years. On July 15, 2022, we received official ratification from the European Commission of the EU. Green HiPo is an IPCEI which will allow us to develop, design, and manufacture fully scalable HT-PEM fuel cells and electrolysers for the production of power and green hydrogen, respectively.

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

We have been issued, acquired, licensed, or applied for approximately 200 international patents (including the intellectual property from the Fischer Acquisition), the vast majority in membranes, electrodes, and MEAs, which support our product offerings. Additionally, we have approximately eighteen trademarks registered with the USPTO and various international trademark offices, with additional trademark applications pending.

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

Employees and Human Capital Resources

Our employees are critical to our success. As of December 31, 2022, we had approximately 175 employees, including part-time and contractors. We occasionally rely on additional independent contractors to support our operations. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement.

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

Risk Factors Relating to Our Operations and Business

We have incurred losses since inception and we expect that we will continue to incur losses for the foreseeable future.

We have not been profitable since operations commenced, and we may never achieve or sustain profitability. We expect to continue to incur net losses and generate negative cash flows until we can produce sufficient revenues and gross profit to cover our costs. We may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. We will require significant additional capital to continue operations and to implement our business strategy. We cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development, manufacture and commercialization of our products and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our audited financial statements as of and for the year ended December 31, 2022 were prepared on the assumption that we would continue as a going concern. Our audited financial statements as of and for the year ended December 31, 2022 did not include any adjustments that might result from the outcome of this uncertainty. Our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months based on the insufficient amount of cash and cash equivalents as of the financial statement filing date and our independent auditors have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2022. In July 2022, we received official ratification from the European Commission of the European Union for one of the Important Projects of Common European Interest (“IPCEI”), Green HiPo. This project provides for the availability of funding of €782.1 million over the next six years. As of the issuance date of the consolidated financial statements, we have not received an agreement which provides the terms of the funding. In addition to Green HiPo, management will pursue an additional capital raise in the second quarter of 2023. We cannot provide assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we could be required to delay our development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. The reaction of investors to the inclusion of a going concern statement by our independent auditors, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

We continue to generate a low level of revenue from our core products.

Based on conversations with existing customers and incoming inquiries from new customers, we anticipate substantial increased demand for our MEAs and fuel cell systems from a wide range of customers as we scale up our production facilities and testing capabilities, and as the awareness our MEA capabilities become widely known in the industry. We expect both existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom we are already in discussions regarding prospective commercial partnerships and joint development agreements. As of December 31, 2022, we were still generating a low level of revenues compared to our future projections and have not made any commercial sales to major organizations.

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

The restatement of our financial statements in May 2021 has subjected us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings.

As a result of the restatement of our financial statements in May 2021, we have become subject to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to the restatement, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject us to civil or criminal penalties or shareholder litigation. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations and could cause its stock price to decline.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our common stock.

Following the restatement in May 2021 of our historical financial statements, we account for certain of our warrants as a warrant liability and record at fair value. Any changes in fair value each period are reported in earnings as determined by the Company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Obtaining the MIL-STD certification for the Honey Badger and advancing it for U.S. army integration is subject to risks and uncertainty.

Obtaining the MIL-STD certification for the Honey Badger and advancing it for U.S. army integration is subject to risks and uncertainty, and may not be completed on the timeline we expect, or at all.

Cybersecurity risks and attacks, security incidents, and data breaches could compromise our intellectual property or other proprietary information, could disrupt our electronic infrastructure, operations and manufacturing, and could impact our competitive position, reputation, results of operations, financial condition, and cash flows.

We rely upon our information technology and electronic infrastructure and its capacity, reliability, and security in connection with various and critical aspects of our business activities. We also rely on our ability to expand and continually update these technologies and related infrastructure in response to the changing needs of our business and the risks presented. We face challenges related to supporting our older technologies and implementing necessary upgrades and the hardening of current technologies. In addition, some of these technologies are managed by third-party service providers and are not under our direct control. If we experience a problem with a critical technology, including during upgrades or new technology implementations, any resulting disruptions could have an adverse effect on our business operations and our performance.

Our business operations rely upon our electronic infrastructure and that of our third-party vendors, including to handle information and data such as intellectual property, personal information, protected information, financial information and other confidential and proprietary information related to our business and our employees, prospects, customers, suppliers and other business partners. While we maintain certain administrative, technical, and physical safeguards and take preventive and proactive measures to combat known and unknown cybersecurity risks, our work and processes to build out and mature our electronic infrastructure, controls, policies and safeguards is ongoing. There is no assurance that our current controls and our ongoing efforts will be sufficient to eliminate security risks.

Cyberattacks are increasing in frequency and evolving in nature. We and our third-party providers are at risk of attack through use of increasingly sophisticated methods, including malware, phishing, ransomware, and the deployment of technologies to find and exploit vulnerabilities. Like many organizations, we have been targeted by phishing attacks, for example. Our electronic infrastructure, and information technology systems maintained by our third-party providers, have been in the past, and may be in the future, subjected to attempts to gain unauthorized access, disable, destroy, maliciously control or cause other business disruptions. In some cases, it is difficult to anticipate or to detect immediately such incidents and any damage caused. While these types of incidents have not had a material impact on our business to-date, future incidents involving access to or improper use of our systems, or those of our third-parties, could compromise confidential, proprietary or otherwise sensitive information.

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

Goodwill and other intangible assets are a component of our assets. As a part of our acquisition of SerEnergy and FES on August 31, 2021, we recognized $29.4 million in goodwill and $19.8 million in other intangible assets. In the year ended December 31, 2022, we recognized an impairment charge related to goodwill and certain intangible assets of $38.9 million. As of December 31, 2022, goodwill was $5.7 million and other intangible assets were $6.1 million of our total assets of $89.6 million. We may have to write off all or part of our remaining goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. We hold no deposits or securities with SVB, Signature Bank or Silvergate Capital.

Risks Related to Ownership of Our Common Stock and Warrants

Delaware law and our second amended and restated certificate of incorporation and second amended and restated bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our second amended and restated certificate of incorporation and our amended and restated bylaws, and the Delaware General Corporation Law (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors or taking other corporate actions, including effecting changes in our management. Among other things, our second amended and restated certificate of incorporation and amended and restated bylaws include provisions regarding:

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

Our second amended and restated certificate of incorporation designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit the ability of our stockholders to choose the judicial forum for disputes with us or our directors, officers, or employees.

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

Our securities, including common stocks and warrants, are currently listed on the Nasdaq Capital Market. However, we cannot assure you that our securities will continue to be listed on the Nasdaq Capital Market in the future. In order to continue listing our securities on the Nasdaq Capital Market, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, we are required to demonstrate compliance with other Nasdaq’s continued listing requirements in order to continue to maintain the listing of our securities on the Nasdaq Capital Market. For instance, our stock price would generally be required to be at least $1 per share. We cannot assure you that we will be able to meet those continued listing requirements at all times.

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

As of December 31, 2022, we had Warrants to purchase an aggregate of 26,369,557 shares of our common stock outstanding. To the extent remaining Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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

We lease approximately 3,400 square feet of offices located in Patras, Greece. The leases are set to expire on December 31, 2028. Through the Fischer Acquisition, we have leased from Fischer the space, comprising approximately 10,750 square feet, in which FES operates and acquired property containing approximately 8,600 square feet of SerEnergy office, production and laboratory facilities located in Aalborg, Denmark. We also assumed a lease from Fischer in Aalborg, Denmark for approximately 7,000 square meters containing meeting rooms and a warehouse used by SerEnergy, and office, workshop, and warehouse spaces in two locations in Paranaque City, Philippines totaling approximately 12,700 square feet. Through our wholly owned subsidiary, FES, we entered into a lease agreement with fischer group SE & Co. KG in Achern for approximately 1,017 square feet of office space, workspace and outdoor laboratory at 77855 Achern, Im Gewerbegebiet 7 for use by FES. We entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. The lease has a term of eight years and five months, with an option to extend for five years and the contractual lease commencement date was in October 2022. We entered into a lease dated February 5, 2021 for approximately 6,000 square feet of office space at 200 Clarendon Street, Boston, Massachusetts 02116 as the Company’s executive offices. The term of the lease is five years (unless sooner terminated as provided in the lease agreement). On January 9, 2023, the Company entered into a sublease agreement for the office space at 200 Clarendon Street. The term of the sublease is three years.

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

Our common stock and public warrants are listed on the Nasdaq Capital Market under the symbols “ADN” and “ADNW”, respectively.

Holders of Our Common Stock

As of March 31, 2023, there were approximately 31 holders of record of shares of our common stock and 2 holders of record of our warrants. Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.

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

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

To date, Advent’s principal operations have been to develop and manufacture MEAs, and to design fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets. Advent has its headquarters, research and development, and manufacturing facility in Boston, Massachusetts, a product development facility in Livermore, California, and production facilities in Greece, Denmark, and Germany and sales and warehousing facilities in the Philippines.

The majority of Advent’s current revenue derives from the sale and servicing of fuel cell systems and MEAs, as well as the sale of membranes and electrodes for specific applications in the iron flow battery and cellphone markets, respectively. While fuel cell systems and MEA sales and associated revenues are expected to provide the majority of Advent’s future income, both of these markets remain commercially viable and have the potential to generate material future revenues based on Advent’s existing customers. Advent has also secured grant funding for a range of projects from research agencies and other organizations. Advent expects to continue to be eligible for grant funding based on its product development activities over the foreseeable future.

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

Upon consummation of the Business Combination, the most significant change in Legacy Advent’s reported financial position and results was an increase in cash of approximately $141.1 million. Total direct and incremental transaction costs of AMCI and Legacy Advent, along with liabilities of AMCI paid off at the Closing, were approximately $23.6 million.

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

Green HiPo Project approved by EU

On June 16, 2022, Advent announced the receipt of a notification from the Greek State informing the Company that the IPCEI Green HiPo was submitted for ratification by the EU for funding of €782.1 million, spread over six years. On July 15, 2022, Advent received official ratification from the European Commission of the EU. The Green HiPo project is designed to bring the development, design, and manufacture of HT-PEM fuel cells and electrolysers for the production of power and green hydrogen to the Western Macedonia region of Greece.

New Hood Park Research and Development (“R&D”) and Production Facility

In March 2023, Advent announced that it had opened its new R&D and manufacturing facility at Hood Park in Boston, Massachusetts. Located at the heart of one of Boston’s newest innovation and R&D communities, the state-of-the-art Hood Park facility will enable Advent to scale-up and deliver on the increasing global demand for electrochemical components in the clean energy sector by including state-of-the-art coating machines to support the seamless transition from prototypes to production runs for advanced membranes and electrodes; a fully analytical facility dedicated to quality control, performance analysis, and improving product lifetime; fuel cell test stations for statistical process control and development of next-generation MEA materials, and, a mechanical engineering lab for developing automated processes for MEAs. One of the products to be manufactured at Hood Park is the ion-pair Advent MEA which is currently being developed within the framework of L’Innovator, the Company’s joint development program with the U.S. Department of Energy. Advent intends that its proprietary fuel cell products such as Serene and Honey Badger 50™ will use the ion-pair Advent MEAs beginning in 2024.

Collaboration with the Department of Energy

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

Agreements with Hyundai Motor Company (“Hyundai”)

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

On March 23, 2023, Hyundai announced a successful technology assessment with Advent and following its success, Advent and Hyundai have entered into a Joint Development Agreement (“JDA”). Under the agreement, Hyundai and Advent will work together to further develop HMC-Advent Ion Pair™ MEA, establish commercial criteria for MEA supply, and evaluate Advent’s advanced fuel cell technology for Hyundai’s heavy-duty and/or stationary application. Additionally, the parties will introduce advanced cooling technologies for mobility HT-PEM fuel cell stacks. Advent will work closely as Hyundai evaluates these stack cooling technologies and ensure optimal performance under different operating conditions.

This partnership builds upon a commitment from both companies to develop sustainable energy solutions for carbon-intensive applications. Hyundai aims to accelerate the establishment of a hydrogen-based society based on its vision, Progress for Humanity, and this JDA aligns with that vision. The synergy generated by combining the two companies’ advanced technology in this JDA is expected to revolutionize the global MEA market by providing significant improvement in lifetime and an increase in power density versus current HT-PEM MEAs.

Technology Assessment Agreement for Automotive

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

Collaboration with Alpha Laval

On January 10, 2023, Advent announced that it will collaborate with Alfa Laval, a global provider of heat transfer, separation, and fluid handling products, on a project to explore applications of Advent’s methanol-powered HT-PEM fuel cells in the marine industry.

Funded by the Danish Energy Technology Development and Demonstration Program (“EUDP”), the project is a joint effort between Advent, Alfa Laval and a group of Danish shipowners. The project will focus on testing Advent’s methanol-powered HT-PEM fuel cells as a source of marine auxiliary power. During the course of the project, the fuel cell system will undergo a risk assessment by a leading international classification society.

At the same time, the project aims to integrate the next generation of Advent’s fuel cells. These fuel cells will be based on Advent’s next-generation membrane electrode assembly, which is currently being developed within the framework of L’Innovator, the Company’s joint development program with the U.S. Department of Energy’s Los Alamos National Laboratory, Brookhaven National Laboratory, and the National Renewable Energy Laboratory. Aiming to meet the ever-growing power requirements of the maritime industry, Advent’s next-generation fuel cells are expected to demonstrate a significant increase in lifetime, efficiency, and electrical output.

Advent and Hydrogen Systems, Inc. (“Hydrogen Systems”) signed a Memorandum of Understanding (“MoU”)

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

Launch of the Honey Badger 50™ Fuel Cell System

On August 4, 2022, we announced the launch of our HB50 power system, a compact portable fuel cell system and quiet power supply for use in off-grid field applications such as military and rescue operations. The launch of Advent’s portable power system coincided with the Company’s fulfilment of its first shipment order from the U.S. Department of Defense. The HB50 power system can be fueled by biodegradable methanol, allowing near silent generation of up to 50W of continuous power with clean emissions. Designed for covert operations, HB50 can easily power radio and satellite communications gear, remote fixed and mobile surveillance systems, and laptop computers along with more general battery charging needs. HB50 is a unique technology that can provide 65% of weight savings versus batteries over a typical 72-hour mission. The weight savings benefit increases further for longer missions.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of December 31, 2022, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

Successful development of the Advanced MEA product

Advent’s future success depends in large part on the increasing integration of the hydrogen fuel cell into the energy transition globally over the next decade. In order to become cost-competitive with existing renewable power generation and energy storage technology and achieve widespread adoption, fuel cells will need to achieve substantial improvement in the cost/kw performance ratio delivered to prospective fuel cell customers, predominantly OEMs, System Integrators and major energy companies. Advent expects to play an important enabling role in the adoption of hydrogen fuel cells, as its MEA technology is the critical determining factor in the cost/kw performance ratio of the fuel cells. In partnership with the Los Alamos National Laboratory, Advent is currently developing its next generation MEA technology (“Advanced MEA”) which is anticipated to deliver as much as three times the power output of its current MEA product. While Advent is already projecting being able to pass through cost benefits to its customers through economies of scale as it increases MEA production, the successful development of the Advanced MEA will be an important factor in delivering the required improvement in cost/kw performance to Advent’s customers.

Basis of Presentation

Advent’s consolidated financial statements have been prepared in accordance with U.S. GAAP. The Company has determined that it operates in one reportable segment. See Note 1 “Basis of Presentation” in the accompanying consolidated financial statements for more information.

Components of Results of Operations

Revenue

Revenues consist of sales of goods (MEAs, membranes, fuel cell stacks, fuel cell systems and electrodes) and servicing of those systems, as well as engineering fees. Advent expects revenues to increase materially and be weighted towards fuel cell systems and MEA sales over time.

Cost of Revenues

Cost of revenues consists of consumables, raw materials, processing costs and direct labor costs associated with the assembly, manufacturing, and servicing of MEAs, membranes, fuel cell stacks and systems and electrodes. Advent expects cost of revenues to increase substantially in line with increased production. Advent recognizes cost of revenues in the period that revenues are recognized.

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

Administrative and Selling Expenses

Administrative and selling expenses consist of travel expenses, indirect labor costs, fees paid to consultants, third parties and service providers, taxes and duties, legal and audit fees, depreciation, business development salaries and limited marketing activities, and incentive and stock-based compensation expense. Advent expects administrative and selling expenses to increase in line with production and revenue as the business scales up, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services. Depreciation is also expected to increase as the Company invests in fixed assets in support of the scale-up of the business.

Other Income / (Expenses), net

Other income / (expenses) consist of additional de minimis incidental income / (expenses) incurred by the business. These income / (expenses) are expected to remain at a de minimis level in the future.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $9.4 million and $22.7 million for the year ended December 31, 2022 and 2021, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants for the year ended December 31, 2022 and for the period February 4, 2021 to December 31, 2021, respectively.

Finance income / (expenses), net

Finance income / (expenses) consist mainly of bank and interest charges.

Foreign Exchange Gains / (Losses), net

Foreign exchange gains / (losses) consists of foreign exchange gains or losses on transactions denominated in foreign currencies and on translation of monetary items denominated in foreign currencies. As the Company scales up, its foreign exchange exposure is likely to increase given its revenues are denominated in both euros and dollars, and a portion of the Company’s costs are denominated in euros and Danish krone.

Amortization of intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell is the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years. Amortization expense of $0.4 million and $0.4 million has been recognized for the year ended December 31, 2022 and from the acquisition date of UltraCell to December 31, 2021, respectively.

The intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES are the Patents amounting to $16.9 million, the Process know-how (IPR&D) amounting to $2.6 million and the Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year. Amortization expense of $2.3 million has been recognized in relation to these intangibles for the year ended December 31, 2022. Amortization expense of $0.8 million has been recognized for the period from the acquisition date of SerEnergy and FES to December 31, 2021, respectively.

Income taxes

Income tax benefits amounting to $2.0 million for the year ended December 31, 2022, mainly relate to the reversal of the deferred tax liability of the intangible assets recognized upon the acquisition of SerEnergy and FES. During the year ended December 31, 2022, Advent recognized impairment losses related to those intangible assets. Income tax benefits amounting to $0.9 million for the year ended December 31, 2021, mainly relates to current income tax benefit of our subsidiary SerEnergy and deferred income tax benefit on tax losses of our subsidiary FES and on intangible assets recognized upon the acquisition of SerEnergy and FES.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2022 and 2021, and the changes between periods.

	Years Ended December 31,
(Amounts in thousands, except share and per share amounts)	2022	2021	$ change	% change
Revenue, net	$7,837	$7,069	$768	10.9%
Cost of revenues	(8,581)	(5,406)	(3,175)	58.7%
Gross profit / (loss)	(744)	1,663	(2,407)	(144.7)%
Income from grants	1,460	829	631	76.1%
Research and development expenses	(9,796)	(3,541)	(6,255)	176.6%
Administrative and selling expenses	(35,915)	(41,877)	5,962	(14.2)%
Amortization of intangibles	(2,764)	(1,185)	(1,579)	133.2%
Credit loss – customer contracts	(1,116)	-	(1,116)	N/A
Gain from purchase price adjustment	2,370	-	2,370	N/A
Impairment loss - intangible assets and goodwill	(38,922)	-	(38,922)	N/A
Operating loss	(85,427)	(44,111)	(41,316)	93.7%
Fair value change of warrant liability	9,375	22,743	(13,368)	(58.8)%
Finance income / (expenses), net	52	(51)	103	(202.0)%
Foreign exchange gains / (losses), net	(91)	(43)	(48)	111.6%
Other income / (expenses), net	(216)	16	(232)	(1,450.0)%
Loss before income tax	(76,307)	(21,446)	(54,861)	255.8%
Income tax	1,970	923	1,047	N/A
Net loss	$(74,337)	$(20,523)	$(53,814)	262.2%
Net loss per share
Basic loss per share	$(1.44)	$(0.45)	$(0.99)	N/A
Basic weighted average number of shares	51,528,703	45,814,868	N/A	N/A
Diluted loss per share	$(1.44)	$(0.45)	$(0.99)	N/A
Diluted weighted average number of shares	51,528,703	45,814,868	N/A	N/A

Revenue

Our total revenue from product sales increased by approximately $0.8 million or 10.9% from approximately $7.1 million in the year ended December 31, 2021 to approximately $7.8 million in the year ended December 31, 2022. The increase in revenue was primarily related to a full year of SerEnergy’s and FES’s operations in 2022 compared to a partial year post-acquisition in 2021.

Cost of Revenues

Cost of revenues increased by approximately $3.2 million from approximately $5.4 million in the year ended December 31, 2021 to approximately $8.6 million in the year ended December 31, 2022. The increase in cost of revenues was directly related to the increased revenues and the requirement for increased production of MEAs and fuel cell systems to satisfy customer demand, as well as, cost of revenues attributed to UltraCell’s, SerEnergy’s and FES’s operations for a full year in 2022 compared to a partial year post-acquisition in 2021.

Gross profit (loss), which is revenue, net minus the cost of revenue, decreased to $(0.7) million in the year ended December 31, 2022 from $1.7 million in the year ended December 31, 2021.

Research and Development Expenses

Research and development expenses were approximately $9.8 million in the year ended December 31, 2022, primarily related to internal research and development costs, including a full year of operations for SerEnergy and FES, as well as the Company’s cooperative research and development agreement with the U.S. Department of Energy. Research and development expenses were approximately $3.5 million in the year ended December 31, 2021, primarily related to the Company’s cooperative research and development agreement with the U.S. Department of Energy, as well as the research and development costs of SerEnergy and FES in the four-month period from September 1, 2021 to December 31, 2021.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $35.9 million in the year ended December 31, 2022, and $41.9 million in the year ended December 31, 2021. The decrease was primarily due to one-time transaction costs following the Business Combination amounting to $5.9 million in the year ended December 31, 2021, a decrease in incentive compensation, and a non-recurring executive severance charge of $2.4 million in the year ended December 31, 2021. This was partially offset by an increase in expenses related to SerEnergy’s and FES’s operations for a full year in 2022 compared to a partial year post-acquisition in 2021 and an increase in stock-based compensation expenses of $2.7 million.

Amortization of Intangibles

Amortization of intangible assets was approximately $2.8 million in the year ended December 31, 2022, which was an increase of $1.6 million compared to the year ended December 31, 2021. This increase was primarily due to the full year of amortization of intangible assets acquired from the SerEnergy and FES acquisition in the year ended December 31, 2022.

Credit Loss – Customer Contracts

We recognized a credit loss on customer contracts during the year ended December 31, 2022. Refer to Contract Assets and Contract Liabilities disclosure for further details.

Gain from Purchase Price Adjustment

We recognized a gain from a purchase price adjustment related to our acquisition of SerEnergy and FES. See Note 3 in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the purchase price adjustment.

Impairment Losses – Intangible Assets and Goodwill

We recognized impairment losses on intangible assets and goodwill related to the SerEnergy and FES acquisition. Refer to Critical Accounting Policies and Estimates disclosure for further details.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $9.4 million and $22.7 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the year ended December 31, 2022 and for the period February 4, 2021 to December 31, 2021, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2022 and 2021, and the changes between periods.

	Years Ended December 31,
(Amounts in thousands)	2022	2021	$ change	% change
Net Cash used in Operating Activities	$(32,125)	$(35,837)	$3,712	(10.4)%

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	0	7	(7)	N/A
Purchases of property and equipment	(11,527)	(3,920)	(7,607)	194.1%
Purchases of intangible assets	(117)	(18)	(99)	550.0%
Advances for the acquisition of property and equipment	(2,557)	(2,200)	(357)	16.2%
Acquisition of a subsidiary, net of cash acquired	-	(19,425)	19,425	N/A
Acquisition of available for sale financial assets	(316)	-	(316)	N/A
Net Cash used in Investing Activities	$(14,517)	$(25,556)	$11,039	(43.2)%

Cash Flows from Financing Activities:
Business Combination and PIPE financing, net of issuance costs paid	-	141,121	(141,121)	N/A
Proceeds of issuance of common stock and paid-in capital from warrants exercise	-	262	(262)	N/A
State loan proceeds	-	118	(118)	N/A
State refundable deposit repayment	(40)	-	(40)	N/A
Net Cash (used in) provided by Financing Activities	$(40)	$141,501	$(141,541)	(100.0)%

Net (decrease) / increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(46,682)	$80,108	$(126,791)	(158.3)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	537	(860)	1,398	(162.6)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	79,764	516	79,248	15,358.1%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of year	$33,619	$79,764	$(46,145)	(57.9)%

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

Net cash used in operating activities was approximately $(32.1) million for the year ended December 31, 2022, which related to outflows in connection with administrative and selling expenses, an increase in inventory, research and development expenses, and costs associated with insurances services and other personnel costs. These outflows were partially offset by $8.0 million of expense reimbursements by the landlord related to the build-out of our new R&D and product development facility at Hood Park in Boston, MA.

Net cash used in operating activities was approximately $(35.8) million for the year ended December 31, 2021, which related to outflows in connection with one-time transaction costs, administrative and selling expenses, research and development expenses, and costs associated with insurances services and other consulting services.

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities was approximately $(14.5) million for the year ended December 31, 2022, which mostly related to the acquisition of plant and equipment, including approximately $10.5 million for the Hood Park facility.

Advent’s cash flows used in investing activities were approximately $(25.6) million for the year ended December 31, 2021, which related to the acquisition of fixed assets and the amounts paid for the acquisition of UltraCell LLC on February 18, 2021 and the acquisition of SerEnergy and FES on August 31, 2021, net of cash acquired.

Advent expects to invest in fixed assets, plant and equipment in the future as it executes its product development programs.

Cash Flows from Financing Activities

Advent’s cash flows provided by financing activities were approximately $141.5 million for the year ended December 31, 2021, which related to the cash amount contributed at the date of the Merger (February 4, 2021) and proceeds from issuance of common stock and additional paid-in capital from warrants exercise.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of December 31, 2022, and 2021, Advent recognized contract assets of $0.1 million and $1.6 million, respectively on the consolidated balance sheets. During the year December 31, 2022, Advent recognized a credit loss of $0.9 million related to the likelihood of realizing of a contract asset. The balance as of December 31, 2022 and 2021 includes an amount of $0 and $0.6 million, respectively, from the SerEnergy and FES acquisition.

Advent recognizes contract liabilities when we receive customer payments or has the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of December 31, 2022, and 2021, Advent recognized contract liabilities of $1.0 million and $1.1 million, respectively, in the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company recognized $0.1 million and $0.2 million in revenues. The balance as of December 31, 2022 and 2021 amounting to $0.8 million and $1.1 million, respectively, was from the SerEnergy and FES acquisition.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the year ended December 31, 2022.

In addition, Advent relies on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, Advent intends to rely on such exemptions, Advent is not required to, among other things: (a) provide an auditor’s attestation report on Advent’s system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Advent will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of Advent’s first fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, (b) the last date of Advent’s fiscal year in which Advent has total annual gross revenue of at least $1.235 billion, (c) the date on which Advent is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which Advent has issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

In the majority of cases of product sales, revenue is recognized at a point in time when the customer obtains control of the respective goods that is, when the products are shipped from our facilities as control passes to the customer in accordance with agreed contracts and the stated shipping terms. In cases where the contract includes customization services, in which one performance obligation is identified, revenue is recognized over time as our performance does not create an asset with alternative use and we have an enforceable right to payment for performance completed to date. We use the input method (i.e., cost-to-cost method) to measure progress towards complete satisfaction of the performance obligation.

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

As a part of the annual impairment assessment, the Company determined that a triggering event for two of our reporting units, UltraCell and SerEnergy / FES, had occurred which would require testing goodwill and long-lived assets, including definite-lived intangibles, for impairment.

The Company considered the triggering events related to current and expected future economic and market conditions and their impact on the Company, as well as the current revenue forecasts. Given certain market factors, the Company determined that these triggering events had occurred and would require a quantitative analysis to be performed.

As a part of the impairment assessment, the Company reviewed significant fair value input assumptions including revenues, margin, and capital expenditures to reflect current market conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in higher discount rates.

UltraCell Reporting Unit

In the fourth quarter of 2022, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The royalty rate used for the valuation of the Trade Name was 1.3%, which was determined from the market using databases from completed transactions at a global level while the discount rate increased to 15.0% from 12.6% at the time of the acquisition of UltraCell. The Company determined that the current fair value of the Trade Name was greater than the current carrying value and therefore did not recognize any impairment during the period. The Patented Technology was valued with the multi period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 14.0% from 11.6% at the time of acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was greater than the current carrying value and therefore did not recognize any impairment during the period. The Company believes that its updated long-term forecasted cash flows did not indicate that the fair value of this reporting unit may be below its current carrying value.

SerEnergy and FES Reporting Unit

In the fourth quarter of 2022, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog as a result of the SerEnergy and FES acquisition. The fair value of patents was determined by applying the multi-period excess earnings method which is an income approach. The discount rate used for the valuation of patents increased to 14.4% from 7.2% at the time of SerEnergy and FES acquisition. The Company determined that the current discounted cash flows related to the patents was ($5.3) million which is below the current carrying value. As a result, the Company recorded an impairment charge of $14.6 million related to the patents. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. As of the December 31, 2022, intangible assets related to order backlogs did not have a remaining carrying value. The Company determined that the fair value of the reporting unit was $15.5 million utilizing the updated forecast which is less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $24.3 million.

In the event there are further adverse changes in the Company’s projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, the Company may be required to record non-cash impairment charges to its goodwill, other intangibles, and/or long-lived assets. Such non-cash charges could have a material adverse effect on the Company’s consolidated statement of operations and balance sheet in the reporting period of the charge. The assessment is sensitive to broader market conditions, including the discount rate and market multiples, and to the Company’s estimated future cash flows.

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

For the years ended December 31, 2022 and 2021, net income tax benefits of $2.0 million and $0.9 million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the year ended December 31, 2022, the Company recognized $13 thousand of interest income related to the Bond Loan within the consolidated statements of operations.

The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. The Company did not recognize any unrealized gain / (loss) from the agreement date of May 25, 2022 through December 31, 2022.

Warrant Liability

The Company accounts for the 26,369,557 warrants (comprising of 22,029,279 Public Warrants and 3,940,278 Private Placement Warrants) issued in connection with the initial public offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the years ended December 31, 2022 and 2021.

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

EBITDA and Adjusted EBITDA

These supplemental non-GAAP measures are provided to assist readers in determining our operating performance. We believe this measure is useful in assessing performance and highlighting trends on an overall basis. We also believe EBITDA and Adjusted EBITDA are frequently used by securities analysts and investors when comparing our results with those of other companies. EBITDA differs from the most comparable GAAP measure, net income / (loss), primarily because it does not include interest, income taxes, depreciation of property, plant and equipment, and amortization of intangible assets. Adjusted EBITDA adjusts EBITDA for items such as one-time transaction costs, asset impairment charges, fair value changes in the warrant liability.

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021.

EBITDA and Adjusted EBITDA	Three months ended December 31, (Unaudited)			Years Ended December 31,
(in Millions of US dollars)	2022	2021	$ change	2022	2021	$ change
Net loss	$(47.63)	$(9.00)	(38.63)	$(74.34)	$(20.52)	(53.82)
Depreciation of property and equipment	$0.36	$0.38	(0.02)	$1.49	$0.56	0.93
Amortization of intangibles	$0.65	$0.71	(0.06)	$2.76	$1.18	1.58
Finance income / (expenses), net	$(0.06)	$0.02	(0.08)	$(0.05)	$0.05	(0.10)
Other income / (expenses), net	$0.00	$0.06	(0.06)	$0.22	$(0.02)	0.24
Foreign exchange differences, net	$0.04	$0.04	-	$0.09	$0.04	0.05
Income taxes	$(0.31)	$(0.87)	0.56	$(1.97)	$(0.92)	(1.05)
EBITDA	$(46.95)	$(8.66)	(38.29)	$(71.80)	$(19.63)	(52.17)
Net change in warrant liability	$(2.13)	$(6.91)	4.78	$(9.38)	$(22.74)	13.36
Gain from purchase price adjustment	$(2.37)	$-	(2.37)	$(2.37)	$-	(2.37)
Impairment loss – intangible assets and goodwill	$38.92	$-	38.92	$38.92	$-	38.92
One-Time Transaction Related Expenses(1)	$-	$-	-	$-	$5.87	(5.87)
One-Time Transaction Related Expenses(2)	$-	$-	-	$-	$0.89	(0.89)
Executive severance(3)	$-	$-	-	$-	$2.44	(2.44)
Adjusted EBITDA	$(12.53)	$(15.57)	3.04	$(44.63)	$(33.17)	(11.46)

(1)	Bonus awarded after consummation of the Business Combination effective February 4, 2021.
(2)	Transaction costs related to the acquisition of SerEnergy/FES.
(3)	Former Financial Officer resignation.

Adjusted Net Income/(Loss)

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three months ended December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021.

Adjusted Net Loss	Three months ended December 31, (Unaudited)			Years Ended December 31,
(in Millions of US dollars)	2022	2021	$ change	2022	2021	$ change
Net loss	$(47.63)	$(9.00)	(38.63)	$(74.34)	$(20.52)	(53.82)
Net change in warrant liability	$(2.13)	$(6.91)	4.78	$(9.38)	$(22.74)	13.36
Gain from purchase price adjustment	$(2.37)	$-	(2.37)	$(2.37)	$-	(2.37)
Impairment loss – intangible assets and goodwill	$38.92	$-	38.92	$38.92	$-	38.92
One-Time Transaction Related Expenses(1)	$-	$-	-	$-	$5.87	(5.87)
One-Time Transaction Related Expenses(2)	$-	$-	-	$-	$0.89	(0.89)
Executive severance(3)	$-	$-	-	$-	$2.44	(2.44)
Adjusted Net Loss	$(13.21)	$(15.91)	2.70	$(47.17)	$(34.06)	(13.11)

(1)	Bonus awarded after consummation of the Business Combination effective February 4, 2021.
(2)	Transaction costs related to the acquisition of SerEnergy/FES.
(3)	Former Financial Officer resignation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of December 31, 2022, Advent had an unrestricted cash balance of approximately $32.9 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

This information required by this item may be found on pages F-1 through F-51 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in COSO. This evaluation included review of the documentation, evaluation of the design effectiveness and testing of the operating effectiveness of controls.

Based on management’s assessment, management concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance that assets are safeguarded and that the financial records are reliable for preparing financial statements as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Board of Directors

Our business and affairs are managed by or under the direction of our Board. The table below lists the persons who currently serve as executive officers and directors.

Name	Age	Position
Vassilios Gregoriou	58	Chairman, Chief Executive Officer and Director
Kevin Brackman	50	Chief Financial Officer
Christos Kaskavelis	54	Chief Marketing Officer
Emory De Castro	65	Chief Technology Officer and Director
James F. Coffey	60	Chief Operating Officer and General Counsel
Panoraia ‘Nora’ Gourdoupi	44	Director
Anggelos Skutaris	58	Director
Lawrence Epstein	55	Director
Wayne Threatt	68	Director
Von McConnell	63	Director

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

Christos Kaskavelis joined Advent as Chief Marketing Officer in 2019. From 2015 to 2016 he served as Managing Director of Mamaya IKE, a Greek publishing and media consulting company. From 2016 to 2018, he was a research scholar at the MIT Media Lab in Boston, Massachusetts. He has been a seed investor in the Company, an angel investor, and has served on its board of directors. He is a serial entrepreneur in the tech industry and primarily digital marketing, with successful exits in both Nasdaq and London Stock Exchanges. He has designed and been responsible for enterprise software systems designed for Pratt & Whitney, Analog Devices, General Electric and Lucent Technologies in the areas of Just-In-Time (JIT) manufacturing, Supply Chain Management and Production Scheduling. He holds a Ph.D. in Supply Chain Management as well as an M.Sc. in Manufacturing Engineering from Boston University, a B.Sc. in Electrical Engineering and a B.A. in Business Economics from Brown University.

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

Nora Gourdoupi was appointed as a director in July 2022 and, since February 2022, has served as SVP, Corporate Business Development of the Company’s Greek branch overseeing daily operations while being also engaged in product development, government projects and technical sales. Dr. Gourdoupi joined Advent in 2006, became a Senior Scientist in 2012 and is co-inventor in 18 patents. Being part of a fast-growing Small Medium Enterprise from its foundation, she has been involved in several key business processes including materials R&D as well as project management. Dr. Gourdoupi holds a BSc in Chemistry and a PhD from the University of Patras specializing in the synthesis and characterization of polymers for fuel cell applications. Dr. Gourdoupi is well-qualified to serve on our board of directors due to her extensive scientific and technological experience.

Anggelos Skutaris has been a director of Advent since February 2021. Mr. Skutaris has a BSc in Economics from Arizona State University and an MBA from the Thunderbird School of Global Management. He has more than 30 years of international experience in banking, finance, management, treasury and investments. In February 2023, Mr. Skutaris became Chief Investment Officer for Al Khor Holding, a Family Office managing investments for the Al Mesnad family of Qatar. Prior to that, since November 2019, he was a member of the Incorporation Committee and Chief Investment Officer for Power Bank, a Qatar-based financial institution with a mission to provide Islamic financing to the global energy sector. Between August 2017 and November 2019, he served as the Chief Investment Officer for Janus Continental Group. Other key positions he held in the past include: Head of Treasury Operations & Transformation (Qatar Airways), Managing Partner (New Symbol Global Advisors), Chief Executive Officer (Piraeus Capital Management), Founder & CEO (OliveTree Management Associates), Group Treasurer (Titan Cement), Head of Equity Financing (Calyon Securities) and Director of Equity Financing (Credit Suisse). Whilst at Titan cement, Mr. Skutaris was instrumental in issuing the largest corporate syndicated facility in Greece, a 5-year, €800 million transaction. Mr. Skutaris is well-qualified to serve on the board of directors due to his extensive business development and financial experience.

Lawrence Epstein has been a director of Advent since April 2022. Mr. Epstein has over two decades of experience in commercial real estate transactions, driving over one billion dollars in transactional value since 2016. Since October 2021, he has been a Senior Managing Director for Savills. Savills is an international leader in promoting sustainability in building operations and design, offering expertise to its worldwide real estate clients in sustainable design, energy infrastructure, strategic advisory, impact assessment, and reporting, offsets and environmental land management and general operational sustainability support. The company was founded in the UK in 1855 and is one of the world’s leading brokerage firms. Savills’ experience and expertise spans the globe, with offices across Europe, the Americas, Asia Pacific, Africa, and the Middle East. Mr. Epstein focuses exclusively on representing tenants in both the U.S. and international markets. Previously, from May 2016 to September 2021, he was a principal at Avison Young, a commercial real estate company. He is a graduate of Bates College, where he received a BA in History. Mr. Epstein is a member of the Commercial Brokers Association. He formerly served on the Direct Federal Credit Union Board and the Greater Boston Real Estate Association. His volunteer efforts include Call2Talk, a mental health services hotline. Mr. Epstein is well-qualified to serve on the board of directors due to his business experience in the international commercial real estate industry.

Wayne Threatt has been a director of Advent since June 2022. Mr. Threatt has extensive experience in financing, from angel startups through venture capital investments and initial public offerings. He has negotiated and designed all manner of financings, acquisitions, divestitures and strategic alliances, and has conducted nine figure private placement financings. Mr. Threatt is currently the managing principal at WBT Strategy Consulting, where he has worked since 2001, and was formerly a principal at SPC Capital Management, a diversified private equity fund with more than of $100 million under management. He has years of general management, marketing, and business development experience in both corporate and entrepreneurial environments, in industries spanning from technology to branded consumer goods. Mr. Threatt was previously CEO of Androx Corporation and EMUMAIL, VP Marketing and Sales at Scientific Computing Associates, VP Corporate Development Cambridge SoundWorks, and VP and General Manager Sapphire Audio. He has been a consultant providing strategic capital and operational insight for high-tech industries such as energy, biotechnology, information technology, and photonics. He is a graduate of the University of Chicago, where he received his degree in Physics. Mr. Threatt holds a Master of Science in Physics awarded by the University of Pittsburgh and received his MBA from the Harvard Business School. His volunteer commitments include serving as a board member to Synergy Services, an organization dedicated to helping families in crisis. Mr. Threatt is well qualified to serve on the Advent Board of Directors due to his extensive experience as an executive and with technology companies.

Von McConnell has been a director since November 2022. Mr. McConnell has nearly four decades of experience in leading technology firms, including Sprint Corporation (now T-Mobile). His positions included serving as the Chief Operating Officer and Executive Director of Operations for Sprint’s 4G business unit and he also served as Sprint’s Executive Director of Advanced Labs & Innovation, where he was responsible for research and development, systems and network design, engineering, product evaluation, customer trials, and quality certification for all wireless systems and products. Mr. McConnell is currently the founder and president of the TM Group, a successful technology consulting firm which has been engaged in venture capital acquisitions, 5G network rollouts, Division 1 university artificial intelligence programs, and other cutting edge technological commitments. He has served as a director of incubator level and growth stage tech companies and served as a director of a non-profit economic development entity. Mr. McConnell is responsible for dozens of patent innovations. Mr. McConnell has been an advisor and mentor to numerous companies affiliated with the SparkLabKC incubator and served on the Board of Advisors for the Business IT School at the University of Missouri, where he was also an Adjunct Professor. Mr. McConnell holds an executive MBA from AJI Network and a Masters in Telecommunications from George Washington University. He also holds a bachelors degree in economics from Emory & Henry College and is a graduate of economic modeling at George Mason University. Mr. McConnell is well-qualified to serve on the board of directors due to his business experience in the technology sector and his expertise within the field.

Board Composition

Our authorized board of directors consists of seven members. In accordance with the second amended and restated certificate of incorporation, our board of directors is divided into three classes, Classes I, II and III, each to serve a three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. Directors will not be able to be removed during their term except for cause. The directors are divided among the three classes as follows:

●	the Class I directors are Anggelos Skutaris and Von McConnell, and their terms will expire at the annual meeting of stockholders to be held in 2024;

●	the Class II directors are Lawrence Epstein and Wayne Threatt, and their terms will expire at the annual meeting of stockholders to be held in 2025; and

●	the Class III directors are Vassilios Gregoriou, Nora Gourdoupi and Emory De Castro, and their terms will expire at the annual meeting of stockholders to be held in 2023.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

The board of directors has determined that each of Mr. Skutaris, Mr. Epstein, Mr. Threatt and Mr. McConnell are independent directors as defined in Nasdaq rules and the applicable SEC rules. For further information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Audit Committee

Our audit committee consists of Mr. Skutaris, Mr. Epstein and Mr. Threatt. The board of directors has determined that each member is independent under the Nasdaq Capital Market listing standards and Rule 10A-3(b)(1) under the Exchange Act. The chairperson of our audit committee is Mr. Skutaris. Our board of directors has determined that Mr. Skutaris qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq Capital Market.

The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	by the independent registered public accounting firm.

Compensation Committee

The compensation committee consists of Mr. Epstein and Mr. Skutaris. The chairperson of the compensation committee is Mr. Epstein. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of our other executive officers;

●	reviewing and recommending to our board of directors the compensation of our directors;

●	reviewing our executive compensation policies and plans;

●	reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	assisting management in complying with our proxy statement and Annual Report disclosure requirements;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing and establishing general policies relating to compensation and benefits of our employees; and

●	reviewing our overall compensation philosophy.

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

Services performed by ClearBridge for the Compensation Committee include, but are not limited to:

1.	reviewing the Company’s compensation philosophy;

2.	evaluation of compensation program design for 2022;

3.	providing market context for Compensation Committee decisions

a.	In 2022, the Company elected to forgoe establishing a compensation peer group, and as a result relied on survey data for benchmark purposes (as needed), scoped to the Company’s size;

4.	review of cash bonuses paid to executive officers;

5.	review of long-term incentive awards;

6.	review and determine go-forward non-employee director compensation program; and

7.	analysis of current trends in executive compensation, and updates regarding applicable legislative and governance activity.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Threatt and Mr. Epstein. The board of directors has determined each proposed member is independent under Nasdaq listing standards. The chairperson of our nominating and corporate governance committee is Mr. Threatt.

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying, evaluating and selecting, or recommending that our board of directors approve, nominees for election to our board of directors;

●	evaluating the performance of our board of directors and of individual directors;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of our corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports showing initial ownership of and changes in ownership of the Company’s common stock and other registered equity securities. Based solely upon our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2022, the Company believes that its directors and executive officers and persons who own more than 10% of a registered class of its equity securities have complied with all applicable Section 16(a) filing requirements for fiscal year 2022, except for the following: Vassilios Gregoriou did not timely file two Form 4s reporting four transactions; James F. Coffey did not timely file one Form 4 reporting one transaction; Emory De Castro did not timely file one Form 4 reporting one transaction; and Panoraia Gourdoupi did not timely file one Form 3 and one Form 4 reporting one transaction.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2022 and 2021 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2022, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “named executive officers” or “NEOs”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)(2)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Vassilios Gregoriou	2022	$800,000	-	$479,500	$418,250	-	-	$1,697,750
Chairman of the Board of Directors and Chief Executive Officer	2021	$800,000	$3,000,000	$9,553,142	$4,647,475	$1,200,000	-	$19,200,617

James Coffey	2022	$475,000	-	-	-	-	-	$475,000
Chief Operating Officer and General Counsel	2021	$475,000	$770,000	$3,582,426	$1,742,802	$475,000	-	$7,045,228

Kevin Brackman	2022	$375,000	-	-	-	-	-	$375,000
Chief Financial Officer	2021	$187,500	-	$1,756,631	$995,885	$375,000	$40,000	$3,355,016

(1)	The Company entered into transaction bonus letter agreements with Dr. Gregoriou and Mr. Coffey, which entitled the executives to receive a transaction bonus which was paid promptly in February 2021 following the Business Combination, contingent upon such executive’s continued employment through the consummation of the Business Combination and execution of a general release of claims.

(2)	The Company entered into employment agreements with Dr. Gregoriou and Mr. Coffey, which entitled the executives to receive a one-time sign-on bonus in 2021.
(3)	The amounts included under the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value of such awards granted during the 2022 and 2021 fiscal years. For more information regarding these share-based compensation arrangements, see Note 17 to the audited Consolidated Financial Statements for the year ended December 31, 2022 included as part of this filing and Note 16 to the audited Consolidated Financial Statements for the year ended December 31, 2021 as part of the 2021 Annual Report filed with the SEC on March 31, 2022.
(4)	Mr. Brackman received $40,000 in relocation expense benefits during 2021.

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

Dr. Gregoriou’s annual base salary was $800,000; Mr. Coffey’s annual base salary was $475,000; and Mr. Brackman’s annual base salary was $375,000 for the year ended December 31, 2022.

Annual Bonuses

In 2022, the named executive officers were each eligible to receive an annual cash incentive award, based on the achievement of pre-approved key performance objectives determined by the Compensation Committee.

As provided in their respective employment agreements, the target bonus amount for Dr. Gregoriou was 150% of his base salary and for Messrs. Coffey and Brackman were 100% of their base salaries. Actual bonus payouts vary based on Compensation Committee assessment of executive performance versus pre-established key performance indicators.

Management, at its discretion, decided there will not be performance related bonus payouts for fiscal year 2022.

Equity Compensation

In 2021, the Company adopted the Advent Technologies Holdings, Inc. 2021 Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan advances the Company’s interests by providing for the grant to our employees, directors, consultants and advisors of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on our common stock.

Following the Business Combination, on June 11, 2021, the Compensation Committee made grants to select senior executives. The grants were made to recognize each executive’s role and contributions to date, including outstanding efforts towards a successful transaction, as well as to incentivize and to retain the executives, and to further align them with the post-Business Combination stockholders. As a result of the Business Combination grants, and Mr. Brackman’s sign-on award in 2021, the Compensation Committee elected to not make any additional annual grants in 2022 to the NEOs.

In recognition of Dr. Gregoriou’s role and contributions related to the ratification of GreenHiPo by the EU, the Compensation Committee, in July 2022, granted a one-time special award of 175,000 time-vested restricted stock units (“RSUs”) and stock options to purchase 175,000 shares of common stock to Dr. Gregoriou.

Transaction Bonus Letter Agreements with Executive Officers

Advent entered into transaction bonus letter agreements with each of Dr. Gregoriou and Mr. Coffey, which entitled each executive to receive a transaction bonus that was payable promptly following the Business Combination, contingent upon such executive’s continued employment through the consummation of the Business Combination and execution of a general release of claims. The transaction bonuses, which were paid at the time of the Business Combination in February 2021, were as follows: (i) for Dr. Gregoriou, $2,500,000, and (ii) for Mr. Coffey, $520,000.

One-Time Bonuses

On October 12, 2020, in connection with the execution of the Merger Agreement and the announcement of the Merger, Advent entered into employment agreements, with each of Dr. Gregoriou and Mr. Coffey. As part of the employment agreements, Advent agreed to pay one-time sign-on bonuses payable in two installments: (i) 50% on the first payroll date following the consummation of the Business Combination and (ii) 50% to be paid on the first payroll date following the one-year anniversary of the consummation of the Business Combination, subject to the applicable executive’s employment through the relevant payment date. The one-time bonuses were as follows: (i) Dr. Gregoriou, $500,000 and (ii) Mr. Coffey, $250,000.

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

Dr. Gregoriou. On December 3, 2012, Advent entered into an offer letter with Dr. Gregoriou, which provided for an annual base salary of $170,000, eligibility to receive an annual performance bonus of cash and performance stock awards and an initial grant of restricted stock awards in an amount equal to 4% of outstanding common stock on Dr. Gregoriou’s date of hire. Pursuant to the offer letter, if Dr. Gregoriou’s employment is terminated without “cause” or if he resigns for “good reason” (as each such term was defined in the offer letter), he is entitled to (i) 6 months’ base salary continuation and (ii) 12 months’ subsidized benefits continuation, in each case subject to Dr. Gregoriou’s execution and non-revocation of a release of claims. As described in further detail in the “Executive Compensation-Employment Agreements and Other Arrangements with Executive Officers and Directors-Employment and Consulting Arrangements with Executive Officers and Directors” section of this report, effective as of the consummation of the Business Combination, this offer letter was superseded in its entirety by a new employment agreement between Dr. Gregoriou and Advent.

On October 19, 2019, Dr. Gregoriou separately entered into an agreement with Advent that contained (i) a perpetual confidentiality covenant, (ii) an assignment of intellectual property covenant, (iii) a non-competition covenant for two year post-termination of employment, (iv) a covenant not to solicit any of Advent’s customers or patrons during the two-year period following termination and (v) a covenant not to solicit any of Advent’s employees or consultants during the two-year period following termination.

Mr. Coffey and Mr. Brackman. As described in further detail in the “Executive Compensation-Employment Agreements and Other Arrangements with Executive Officers and Directors-Employment and Consulting Arrangements with Executive Officers and Directors” section of this report, in connection with the announcement of the Business Combination, Mr. Coffey entered into an employment agreement with Advent, which became effective as of the consummation of the Business Combination. Mr. Brackman entered into an employment agreement with Advent on August 13, 2021, which was effective as of July 2, 2021 and superseded certain offer letter entered into between the Company and Mr. Brackman dated July 2, 2021.

Employee Benefits

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Subsequent to the Business Combination, the Company made matching contributions equal to 100% of the participant’s pre-tax contribution up to a maximum of 5% of the participant’s eligible earnings for U.S employees. Total expense related to the Company’s defined contribution plan was $0.3 million and $0.1 million for the years ended December 31, 2022 and 2021.

As described in Note 2 of the Company’s audited consolidated financial statements for fiscal years 2022 and 2021, pursuant to Greek Labor Law 2112/1920, employees in Greece are entitled to an indemnity in the event of dismissal or retirement, though as a director, Dr. Gregoriou is not eligible for such indemnity.

Other Compensation Policies

Stock Ownership/Holding Policy

The Company maintains meaningful stock ownership guidelines to reinforce the importance of stock ownership. These guidelines are intended to align the interests of executives and shareholders and to focus the executives on our long-term success. Under these guidelines, each of our active executives and non-employee directors must own shares in accordance with the following schedule:

Role	Required Ownership Level
Chief Executive Officer and Chairman	6.0x Base Salary
Other Executive Officers	3.0x Base Salary
Non-Employee Directors	3.0x Annual Cash Retainer

Shares that count towards satisfying the ownership requirements include:

●	Shares owned by the executive/director, including those obtained through the vesting of restricted stock units and performance stock units;

●	Shares owned jointly by the executive/director and spouse or held in trust established by the; executive/director for the benefit of the executive/director and/or family members;

●	Unvested time-based restricted stock units;

●	Note: Unvested performance stock units and unexercised stock options do not count towards satisfying stock ownership requirements.

Each executive or non-employee director has 5 years to meet the ownership guidelines starting from when the executive/director first becomes subject to the policy. Executives/directors who do not meet the ownership guidelines after 5 years of being subject to the guidelines are expected to retain 50% of net shares (i.e., shares remaining after payment of taxes) upon vesting or exercise of stock options until they meet the guidelines. Executive and Non-Employee Directors are either already in compliance with the stock ownership guidelines or expected to be within the 5-year timeframe.

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

Employment Agreements and Other Arrangements with Executive Officers and Directors

Employment Agreements

On October 12, 2020, in connection with the execution of the Merger Agreement and the announcement of the Business Combination Advent entered into employment agreements, with each of Dr. Gregoriou and Mr. Coffey. The material terms of these employment agreements are set forth below:

●	Dr. Gregoriou serves as our Chief Executive Officer and Chairman of our board of directors, with an initial annual base salary of $800,000, a one-time signing bonus of $500,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 150% of his annual base salary.

●	Mr. Coffey serves as our Chief Operating Officer and General Counsel, with an annual base salary of $475,000, a one-time signing bonus of $250,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 100% of his annual base salary.

The sign-on bonuses were paid in two installments: (i) 50% on the first payroll date following the consummation of the Business Combination and (ii) 50% on the first payroll date following the one year anniversary of the consummation of the Business Combination, subject to the applicable executive’s employment through the relevant payment date.

On August 13, 2021, Advent entered into employment agreement with Mr. Brackman, which was effective as of July 2, 2021 and superseded certain offer letter entered into between the Company and Mr. Brackman dated July 2, 2021. The material terms of this employment agreement are set forth below:

●	Mr. Brackman serves as our Chief Financial Officer, with an annual base salary of $375,000, a one-time relocation expense payment of $40,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 100% of his annual base salary.

The employment agreements provide that if an executive’s employment terminates without “cause” or by him for “good reason,” (as such terms are defined in the employment agreement or term sheet, as applicable), the executive will be entitled to (i) up to 12 months’ subsidized medical, dental and vision benefits continuation (18 months for Dr. Gregoriou) and (ii) payment of one times (two times for Dr. Gregoriou) the sum of such executive’s annual base salary and target bonus, payable over 12 months. If such termination of employment without “cause” or resignation for “good reason” occurs within 60 days prior to, or 12 months following, a “change in control” (as such term is defined in the 2021 Equity Incentive Plan), severance is enhanced and provides for (i) up to 18 months’ subsidized medical, dental and vision benefits continuation for all executives, (ii) two times (three times for Dr. Gregoriou) the sum of such executive’s annual base salary and target bonus, payable over 12 months, and (iii) the initial grant of stock options and restricted stock units issued pursuant to the 2021 Equity Incentive Plan, shall become fully vested, and such options will remain exercisable for a period of one year following such termination of employment. Moreover, if the acquirer in such “change in control” does not agree to assume or substitute for equivalent stock options, any unvested portion of the initial grant of stock options shall become fully vested and exercisable at the time of such transaction.

The employment agreements for Dr. Gregoriou, Messrs. Coffey and Brackman each contain (i) a perpetual confidentiality covenant, (ii) an assignment of intellectual property covenant, (iii) a non-competition covenant for one year post-termination of employment (subject to, for Dr. Gregoriou, the Executive’s receipt of at least 50% of the Executive’s highest annualized base salary within the two (2) year period preceding termination) for the entire year, (iv) a covenant not to solicit any of our customers, vendors, suppliers or other business partners during the eighteen (18)-month period following termination and (v) a covenant not to solicit any of our employees or independent contractors during the eighteen (18)-month period following termination.

Non-Competition Agreements

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to awards held by the named executive officers as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(7)
Vassilios Gregoriou(1)(2)	230,530	691,588	$10.36	6/11/2031	691,588	$1,251,774
Vassilios Gregoriou(3)(4)	-	175,000	$2.74	7/12/2032	175,000	$316,750
James Coffey(1)(2)	86,449	259,345	$10.36	6/11/2031	259,345	$469,414
Kevin Brackman(5)(6)	57,632	172,897	$7.62	8/24/2031	172,897	$312,944

(1)	Option awards vest 25% upon each anniversary of February 4, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(2)	Stock awards consist of grants of restricted stock units that vest 25% upon each anniversary of February 4, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(3)	Option awards vest 25% upon each anniversary of July 12, 2022, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(4)	Stock awards consist of grants of restricted stock units that vest 25% upon each anniversary of July 12, 2022, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(5)	Option awards vest 25% upon each anniversary of August 24, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(6)	Stock awards consist of grants of restricted stock units that vest 25% upon each anniversary of August 24, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(7)	Market value of restricted stock unit awards is based on the closing price of $1.81 per share on December 30, 2022 on the Nasdaq Capital Market.

Director Compensation

Pursuant to offer letters with each of the Company’s non-employee directors (the “Director Offer Letters”), each director receives an annual retainer of $100,000, to be paid quarterly in arrears. In addition, each non-employee director is eligible to receive an annual grant of stock awards for a number of shares of Company common stock determined by dividing $100,000 by the closing price per share of Company common stock on the applicable grant date. While each of Drs. Gregoriou, De Castro, Gourdoupi, and Christos Kaskavelis, the Company’s Chief Marketing Officer, served as members of the board of directors of the Company in 2022, none received additional compensation for director services. Dr. Gregoriou’s compensation earned with respect to his employment with Advent is set forth in the “Summary Compensation Table” above.

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year 2022.

	Year Ended December 31, 2022
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Anggelos Skutaris	$100,000	$100,000	$200,000
Lawrence Epstein(3)	$66,667	$100,000	$166,667
Wayne Threatt(4)	$50,000	$100,000	$150,000
Von McConnell(5)	$10,000	$-	$10,000
Katherine E. Fleming (former director)(6)	$50,000	$-	$50,000
Katrina Fitz (former director)(7)	$46,945	$-	$46,945

(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 17 - Share Based Compensation” to our consolidated financial statements for the year ended December 31, 2022.
(2)	On June 15, 2022, the Company granted to each non-employee director a total of 64,516 restricted stock units which vest on June 8, 2023.
(3)	Mr. Epstein was appointed as a director of the Company on April 8, 2022.
(4)	Mr. Threatt was appointed as a director of the Company on June 8, 2022.
(5)	Mr. McConnell was appointed as a director of the Company on November 4, 2022.
(6)	Ms. Fleming’s term expired on June 8, 2022.
(7)	Ms. Fritz resigned on May 27, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of March 29, 2023 by:

●	each person known to us to be the beneficial owner of more than 5% of outstanding common stock;

●	each of our named executive officers and directors; and

●	all executive officers and directors as a group

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

The beneficial ownership of Company common stock is based on 52,261,643 shares of common stock outstanding as of March 29, 2023.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	%
Directors and Executive Officers
Vassilios Gregoriou(1)	6,210,343	11.8%
Emory De Castro(2)	2,414,940	4.6%
James Coffey(2)	878,812	1.7%
Nora Gourdoupi(3)	162,297	*
Kevin Brackman(4)	88,983	*
Christos Kaskavelis(2)	4,049,909	7.7%
Anggelos Skutaris	19,304	*
Lawrence Epstein	3,100	*
Wayne Threatt	-	-
Von McConnell	-	-
All directors and executive officers as a group (ten individuals)(5)	13,827,688	26.0%

Five Percent Holders:
BNP Paribas Asset Management UK Ltd.(6)	5,549,573	10.6%
F.E.R. fischer Edelstahlrohre GmbH(7)	5,124,846	9.8%
Charalampos Antoniou(8)	2,775,049	5.3%

*	Less than one percent.

(1)	Share amount includes 461,060 shares issuable upon exercise of options.
(2)	Share amount includes an aggregate of 172,896 shares issuable upon exercise of options.
(3)	Share amount includes an aggregate of 18,750 shares issuable upon exercise of options.
(4)	Share amount includes an aggregate of 57,632 shares issuable upon exercise of options.
(5)	Share amount includes an aggregate of 1,056,134 shares issuable upon exercise of options. Unless otherwise indicated, the business address of each of the individuals is 500 Rutherford Ave Suite 102, Boston, MA 02129.
(6)	Pursuant to a Schedule 13G filed with the SEC on January 31, 2023, BNP Paribas Asset Management UK Ltd. (“BNP”) has sole voting and dispositive power over such shares. The business address for BNP is 5 Aldermanbury Square, London, EX2V 7BP.
(7)	Pursuant to a Schedule 13G filed with the SEC on February 9, 2023, all shares are held of record by F.E.R. fischer Edelstahlrohre GmbH (“Fischer GmbH”). Fischer GmbH has shares voting and dispositive power over such shares. Fischer GmbH is 100% owned by fischer group SE & Co. KG (“Fischer KG”). Johann Fischer holds an interest and 51% of the voting power in Fischer KG. The remaining interests in Fischer KG are held by Hans-Peter Fischer, Roland Fischer and Michaela Behrle. The business address for such entities and persons is Im Gewerbegebiet 7, 77855 Achern-Fautenbach, Germany.
(8)	Share amount includes 1,784,389 shares owned by Neptune International AG, an entity for which Mr. Antoniou holds shared voting and dispositive power with regard to such shares of Company common stock. The business address of Mr. Antoniou is Bernoldweg 14, ZUG, 6300, Switzerland. The business address of Neptune International AG is Bahnhofstrasse 7, ZUG, 6300, Switzerland.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2022. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	3,331,154	$8.12	234,754
Equity compensation plans not approved by stockholders	-	$-	-
Total	3,331,154	$8.12	234,754

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since January 1, 2022 to which we have been a participant in which the amount involved, exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Officer and Director Compensation.”

Director Independence

Our Board has determined that four (4) of our directors, Messrs. Skutaris, Epstein, Threatt, and McConnell are independent directors in accordance with the listing requirements of the Nasdaq Capital Market, or Nasdaq. Under the rules of the Nasdaq Capital Market, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of the Nasdaq Capital Market require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent and that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the independent directors or by a nominating and corporate governance committee comprised solely of independent directors. Under the rules of the Nasdaq Capital Market, a director will only qualify as “independent” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such person is “independent” as defined by the applicable rules of the Nasdaq Capital Market and the Exchange Act.

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

Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that four of our directors are “independent directors” as defined under applicable rules of the Nasdaq Capital Market, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Gregoriou is not an independent director under these rules because he is our Chief Executive Officer. Emory De Castro is not an independent director under these rules because he is our Chief Technology Officer. Nora Gourdoupi is not an independent director under these rules because she is our SVP of Business Development.

Item 14.	Principal Accounting Fees and Services.

Ernst & Young (Hellas) Certified Auditors Accountants S.A. (“EY”) has served as the Company’s independent registered public accounting firm since February 9, 2021.

The following is a summary of fees paid or to be paid to EY, for services rendered for the years ended December 31, 2022 and 2021.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by EY in connection with regulatory filings. The aggregate fees of EY related to audit and review services totaled $660,790 for the year ended December 31, 2022 and $851,573 for the year ended December 31, 2021. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and December 31, 2021, we paid EY $95,750 and $11,827, respectively, in audit-related fees.

Tax Fees. We did not pay EY for tax return services, planning and tax advice for each of the year ended December 31, 2022 and December 31, 2021.

All Other Fees. We did not pay EY for any other services for each of the year ended December 31, 2022 and December 31, 2021.

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

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 12, 2020 by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.2	First Amendment to Agreement and Plan of Merger, dated as of October 19, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.2 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.3	Second Amendment to Agreement and Plan of Merger, dated as of December 31, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.3 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.4	Share Purchase Agreement, dated as of June 25, 2021, by and between Advent Technologies Holdings, Inc. and F.E.R. Fischer Edelstahlrohre GmbH (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

3.2	Second Amended and Restated Bylaws of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2022).

4.1	Warrant Agreement, dated November 15, 2018 by and between AMCI Acquisition Corp. and Continental Stock Transfer & Trust company, as warrant agent (incorporated by reference to Exhibit 4.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filed with the SEC on May 20, 2021).

10.1	Registration Rights Agreement, dated November 15, 2018, by and among AMCI, our sponsor and the holders party thereto (incorporated by reference to Exhibit 10.3 of AMCI Acquisition Corp’s Current Report on Form 8-K, filed with the SEC on November 20, 2018).

10.2+	Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies Inc. and Vassilios Gregoriou (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.3+	Employment Agreement, dated as of December 31, 2020, by and between Advent Technologies SA and Christos Kaskavelis (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.4+	Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies Inc. and Emory De Castro (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.5+	Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies, Inc. and James F. Coffey (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.7+*	Form of Director Offer Letters.

10.8	Offer Letter Agreement, dated as of July 2, 2021, by and between Advent Technologies Holdings, Inc. and Kevin Brackman (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 6, 2021).

10.9+	Employment Agreement, dated as of August 13, 2021, by and between Advent Technologies, Inc. and Kevin Brackman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.17	Lease Agreement, dated as of March 8, 2021, by and between Advent Technologies, Inc. and Hood Park LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 26, 2021).

10.10+	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2021)

10.11	Lease Agreement, dated as of September 2, 2019, by and between Advent Technologies S.A. and Patras Science Park S.A. (English summary of Greek original) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.12	Lease Agreement, dated as of September 25, 2019, by and between Advent Technologies S.A. and Patras Science Park S.A. (English summary of Greek original) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.13	Lease Agreement, dated as of August 30, 2021, by and between Advent Technologies GmbH and fisher group SE & Co.,KG (English summary of German original) (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
+	Indicated a management or compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advent Technologies Holdings, Inc.

	By:	/s/ Kevin Brackman
March 31, 2023	Name:	Kevin Brackman
	Title:	Chief Financial Officer

Name	Position	Date

/s/ Vassilios Gregoriou	Chief Executive Officer and Chairman of the Board	March 31, 2023
Vassilios Gregoriou

/s/ Kevin Brackman	Chief Financial Officer	March 31, 2023
Kevin Brackman

/s/ Emory De Castro	Chief Technology Officer and Director	March 31, 2023
Emory De Castro

/s/ Panoraia Gourdoupi	Director	March 31, 2023
Panoraia Gourdoupi

/s/ Lawrence Epstein	Director	March 31, 2023
Lawrence Epstein

/s/ Anggelos Skutaris	Director	March 31, 2023
Anggelos Skutaris

/s/ Wayne Threatt	Director	March 31, 2023
Wayne Threatt

/s/ Von McConnell	Director	March 31, 2023
Von McConnell

ADVENT TECHNOLOGIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Advent Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advent Technologies Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and has stated that substantial doubt exists about the Company’s ability to continue as a going concern.  In addition, based on its projections, the Company may not be able to cover its working capital needs as they become due in the twelve-month period ending following the issuance of these consolidated financial statements. Management’s evaluation of the events and conditions and management’s plans regarding these matters also are described in Note 1. The 2022 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases effective January 1, 2022 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842).

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

/s/ Ernst & Young (Hellas) Certified Auditors Accountants S.A.

We have served as the Company’s auditor since 2020.

Athens, Greece

March 31, 2023

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$32,869	$79,764
Accounts receivable	979	3,139
Contract assets	52	1,617
Inventories	12,620	6,958
Prepaid expenses and Other current assets	2,980	5,873
Total current assets	49,500	97,351
Non-current assets:
Goodwill	5,742	30,030
Intangibles, net	6,062	23,344
Property and equipment, net	17,938	8,585
Right-of-use assets	4,055	-
Other non-current assets	5,971	2,475
Deferred tax assets	-	1,246
Available for sale financial asset	320	-
Total non-current assets	40,088	65,680
Total assets	$89,588	$163,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$4,680	$4,837
Deferred income from grants, current	801	205
Contract liabilities	1,019	1,118
Other current liabilities	4,703	12,515
Operating lease liabilities	2,280	-
Income tax payable	183	196
Total current liabilities	13,666	18,871
Non-current liabilities:
Warrant liability	998	10,373
Deferred tax liabilities	-	2,500
Long-term operating lease liabilities	9,802	-
Defined benefit obligation	72	90
Deferred income from grants, non-current	50	-
Other long-term liabilities	852	996
Total non-current liabilities	11,774	13,959
Total liabilities	25,440	32,830
Commitments and contingent liabilities
Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at December 31, 2022 and December 31, 2021; Issued and outstanding: 51,717,720 and 51,253,591 at December 31, 2022 and December 31, 2021, respectively)	5	5
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at December 31, 2022 and December 31, 2021; nil issued and outstanding at December 31, 2022 and December 31, 2021)	-	-
Additional paid-in capital	174,509	164,894
Accumulated other comprehensive loss	(2,604)	(1,273)
Accumulated deficit	(107,762)	(33,425)
Total stockholders’ equity	64,148	130,201
Total liabilities and stockholders’ equity	$89,588	$163,031

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Revenue, net	$7,837	$7,069
Cost of revenues	(8,581)	(5,406)
Gross profit (loss)	(744)	1,663
Income from grants	1,460	829
Research and development expenses	(9,796)	(3,541)
Administrative and selling expenses	(35,915)	(41,877)
Amortization of intangibles	(2,764)	(1,185)
Credit loss – customer contracts	(1,116)	-
Gain from purchase price adjustment	2,370	-
Impairment loss - intangible assets and goodwill	(38,922)	-
Operating loss	(85,427)	(44,111)
Fair value change of warrant liability	9,375	22,743
Finance income / (expenses), net	52	(51)
Foreign exchange gains / (losses), net	(91)	(43)
Other income / (expenses), net	(216)	16
Loss before income taxes	(76,307)	(21,446)
Income taxes	1,970	923
Net loss	$(74,337)	$(20,523)
Net loss per share
Basic loss per share	$(1.44)	$(0.45)
Basic weighted average number of shares	51,528,703	45,814,868
Diluted loss per share	$(1.44)	$(0.45)
Diluted weighted average number of shares	51,528,703	45,814,868

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in USD thousands)

	Years Ended December 31,
	2022	2021
Net loss	$(74,337)	$(20,523)
Other comprehensive income / (loss):
Foreign currency translation adjustments	(1,370)	(1,329)
Actuarial gains / (losses)	39	(56)
Total other comprehensive loss	(1,331)	(1,385)
Comprehensive loss	$(75,668)	$(21,908)

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2020*	-	$-	-	$-	25,033,398	$2	$10,994	$(12,902)	$112	$(1,794)
Business combination and PIPE financing	-	-	-	-	21,072,549	2	108,006	-	-	108,008
Share capital increase from warrants exercise	-	-	-	-	22,798	0	262	-	-	262
Share capital increase	-	-	-	-	5,124,846	1	37,923	-	-	37,924
Stock based compensation expense	-	-	-	-	-	-	7,709	-	-	7,709
Net loss	-	-	-	-	-	-	-	(20,523)	-	(20,523)
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,385)	(1,385)
Balance as of December 31, 2021	-	$-	-	$-	51,253,591	$5	$164,894	$(33,425)	$(1,273)	$130,201
Stock issued under stock compensation plan	-	-	-	-	464,129	0	-	-	-	0
Stock based compensation expense	-	-	-	-	-	-	9,615	-	-	9,615
Net loss	-	-	-	-	-	-	-	(74,337)	-	(74,337)
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,331)	(1,331)
Balance as of December 31, 2022	-	$-	-	$-	51,717,720	$5	$174,509	$(107,762)	$(2,604)	$64,148

*	The amounts have been retroactively restated to give effect to the recapitalization transaction.

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in USD thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss for the year	$(74,337)	$(20,523)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	1,493	559
Amortization of intangible assets	2,764	1,185
Credit loss – customer contracts	1,116	-
Gain from purchase price adjustment	(2,370)	-
Impairment loss - intangible assets and goodwill	38,922	-
Fair value gain of warrant liability	(9,375)	(22,743)
Stock-based compensation expense	10,414	7,709
Benefit for current and deferred income taxes	(1,970)	(923)
Net losses on disposal/write-offs of property, plant and equipment and intangible assets	232	9
Provision for credit losses	-	13
Net periodic cost of defined benefit obligation	27	5
Changes in operating assets and liabilities, exclusive of net assets acquired:
Decrease in accounts receivable	1,830	940
Decrease in due from related parties	-	68
Decrease/(increase) in contract assets	620	(1,313)
Increase in inventories	(5,932)	(1,595)
Decrease/(increase) in prepaid expenses and other current assets	1,963	(4,961)
Increase in other non-current assets	(194)	(198)
(Decrease)/increase in trade payables	(46)	2,959
Decrease in due to related parties	-	(1,115)
Increase/(decrease) in deferred income from grants	649	(563)
(Decrease)/increase in contract liabilities	(247)	37
(Decrease)/increase in other current liabilities	(5,661)	4,879
(Decrease)/Increase in income tax payable	(13)	10
Decrease in other long-term liabilities	(46)	(276)
Proceeds for tenant improvement incentive from landlord	7,958	-
Operating lease asset and liabilities	78	-
Net cash used in operating activities	$(32,125)	$(35,837)
Cash flows from investing activities:
Proceeds from sale of property and equipment	0	7
Purchases of property and equipment	(11,527)	(3,920)
Purchases of intangible assets	(117)	(18)
Advances for the acquisition of property and equipment	(2,557)	(2,200)
Acquisition of subsidiaries, net of cash acquired	-	(19,425)
Acquisition of available for sale financial assets	(316)	-
Net cash used in investing activities	$(14,517)	$(25,556)
Cash flows from financing activities:
Issuance of common stock and paid-in capital from warrants exercise	-	262
Business Combination and PIPE financing, net of issuance costs paid	-	141,121
State loan proceeds	-	118
Repayments of debt	(40)	-
Net cash (used in) provided by financing activities	$(40)	$141,501
Net increase/(decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(46,682)	$80,108
Effect of exchange rate changes on cash, cash equivalent, restricted cash and restricted cash equivalents	537	(860)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	79,764	516
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of year	$33,619	$79,764
Supplemental Cash Flow Information
Cash activities
Interest paid	$15	$12
Income taxes paid	$13	$958
Non-cash investing and financing activities:
Common stock issued as partial consideration of SerEnergy and FES acquisition	$-	$37,923
Assets acquired under operating leases	$1,594	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

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

Advent Technologies Holdings, Inc. and its subsidiaries (collectively referred to as “Advent” and the “Company”) is an advanced materials and technology development company operating in the fuel cell and hydrogen technology space. Advent develops, manufactures and assembles the critical components that determine the performance of hydrogen fuel cells and other energy systems. To date, Advent’s principal operations have been to develop and manufacture Membrane Electrode Assembly (MEA) and to design fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets.

Advent has its headquarters in Boston, Massachusetts, which includes a research and development and manufacturing facility, a product development facility in Livermore, California, production facilities in Greece, Denmark, and Germany, and sales and warehousing facilities in the Philippines.

The consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

	Country of	Ownership Interest		Statements of Operations
Company Name	Incorporation	Direct	Indirect	2022	2021
Advent Technologies, Inc.	USA	100%	-	01/01 – 12/31	01/01 – 12/31
Advent Technologies S.A.	Greece	-	100%	01/01 – 12/31	01/01 – 12/31
Advent Technologies LLC	USA	-	100%	01/01 – 12/31	02/19 – 12/31
Advent Technologies GmbH	Germany	100%	-	01/01 – 12/31	09/01 – 12/31
Advent Technologies A/S	Denmark	100%	-	01/01 – 12/31	09/01 – 12/31
Advent Green Energy Philippines, Inc	Philippines	-	100%	01/01 – 12/31	09/01 – 12/31

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year from the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As such, the accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the year ended December 31, 2022, the Company used $32.1 million of cash in operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and the achievement of a revenue level adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of December 31, 2022 of $32.9 million will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Annual Report on Form 10-K, and the Company will need to obtain additional funding. In July 2022, the Company received official ratification from the European Commission of the European Union for one of the Important Projects of Common European Interest (“IPCEI”), Green HiPo. This project provides for the availability of funding of €782.1 million over the next six years. As of the issuance date of the consolidated financial statements, the Company has not received an agreement which provides the terms of the funding. In addition to Green HiPo, management will pursue an additional capital raise in the second quarter of 2023, but this is based on estimates that are subject to risks and uncertainties. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalents as of the financial statement filing date, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company applied the following accounting policies:

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

Foreign Currency Translation

The Company’s reporting currency is U.S. dollar. The financial statements of the Company’s subsidiaries outside the U.S. have been translated into U.S. dollars. Assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenue and expenses are translated at the weighted average exchange rates for the period. Equity accounts are translated at historical rates. Gains or losses resulting from translating foreign currency financial statements into U.S. dollar are reported as cumulative translation adjustments, a separate component of other comprehensive income (loss) in stockholders’ equity.

Transactions denominated in foreign currencies other than the functional currency of the Company and the functional currencies of the Company’s subsidiaries are translated using the exchange rates in effect at the time of the transactions. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are translated at exchange rates in effect as of the balance sheet date. Resulting foreign exchange differences are included in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments that result from consolidation of Company’s subsidiaries and actuarial losses related to the defined benefit obligation recognized in the Company’s Greek subsidiary.

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment for purposes of allocating resources and evaluating financial performance. For the above reasons, the Company has determined that it operates in one reportable operating segment. The disaggregation of Company’s revenue by geographic location is presented in Note 22.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition. As of December 31, 2022, the Company has cash and cash equivalents which are restricted of $0.8 million. The restricted cash equivalent is a letter of credit required by the Company’s lease agreement for the Hood Park facility in Boston, MA. The letter of credit is required for the duration of the lease agreement which has a term of eight years. The lease commenced in October 2022. As of December 31, 2021, the Company had no cash and cash equivalents which are restricted.

The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31,
(Amounts in thousands)	2022	2021
Cash and cash equivalents	$32,869	$79,764
Restricted cash and restricted cash equivalents:
Other non-current assets	750	-
Cash, cash equivalents, restricted cash and restricted cash equivalents	$33,619	$79,764

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, ASU 2019-01, Codification Improvements to Topic 842, Leases and ASU 2020-02, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), provided additional clarifications for implementing ASU 2016.02. The new lease standard was originally effective for private entities on January 1, 2021, with early adoption permitted. Following the issuance of ASU 2020-05, Effective Dates for Certain Entities (Topic 842), the effective date of Leases was deferred for private entities (the “all other” category) to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application continues to be permitted which means that an entity may choose to implement Leases before those deferred effective dates.

The Company adopted ASC 842 on January 1, 2022 for its annual consolidated financial statements and related disclosures and for interim periods within annual periods from January 1, 2023 in accordance with the adoption dates for private entities applicable to it under its emerging growth company status. The Company adopted this new accounting standard on a modified retrospective basis and applied the new standard to all leases. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients, ASC 842-10-65-1(f) and ASC 842-10-65-1(g), permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. The adoption of ASC 842 on January 1, 2022 resulted in the recognition of operating lease right-of-use assets of $3.6 million, lease liabilities for operating leases of $3.6 million, and a zero cumulative-effect adjustment to accumulated deficit. The new standard had a material impact on the Company’s consolidated balance sheet but did not materially impact the Company’s consolidated operating results and had no impact on the Company’s cash flows.

The Company is a lessee in noncancelable operating leases. The Company determines if an arrangement is or contains a lease at contract inception. This determination depends on whether the arrangement conveys the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed if the Company obtains the right to direct the use of and obtains substantially all of the economic benefits from using the underlying asset. The Company classifies leases with contractual terms greater than 12 months as either operating or finance. The Company recognizes a right of use asset and a lease liability at the lease commencement date. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases and is subsequently measured at amortized cost using the effective interest method.

Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term and (3) the lease payments.

●	ASC Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

●	The lease term for all of the Company’s leases includes the noncancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

●	Lease payments included in the measurement of the lease liability comprise fixed payments, and for certain finance leases, the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain at lease commencement to exercise the option.

●	Lease incentives, such as leasehold improvement and rent holidays, that are paid or payable to the lessee at lease commencement are deducted from the lease payments, which affects the lease classification test and reduces the initial measurement of the lessee’s right-of-use asset. Lease incentives that are payable to the lessee at lease commencement also reduce a lessee’s lease liability.

The right of use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the right of use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term which included within administrative and selling expenses on the consolidated statements of operations.

For finance leases, the right of use asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of the useful life of the underlying asset or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the right of use asset is amortized over the useful life of the underlying asset. Amortization of the right of use asset is recognized and presented separately from interest expense on the lease liability.

Right of use assets for operating and finance leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a right of use asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right of use asset.

Operating and finance lease right of use assets are presented separately on the Company’s consolidated balance sheets. The current portions of operating and finance lease liabilities are also presented separately within current liabilities and the long-term portions are presented separately within noncurrent liabilities on the consolidated balance sheets.

The Company has elected not to recognize right of use assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with its short-term leases as an expense on a straight-line basis over the lease term.

For the year ended December 31, 2021, leases were classified as operating leases in accordance with Accounting Standards Codification (ASC) Topic 840, Leases. Rent expense, including any contractual rent increases, were recorded on a straight-line basis over the life of the lease. Building improvements made with the lease incentives or tenant allowances were capitalized as leasehold improvements and included in property, plant and equipment in the consolidated balance sheets.

Variable payments related to a lease are expensed as incurred. These costs often relate to payments for real estate taxes, insurance, common area maintenance, and other operating costs in addition to base rent. The Company has not recognized variable lease payments during the years ended December 31, 2022 and 2021.

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

Business acquisitions, Goodwill and Intangible Assets

The Company accounts for business acquisitions under ASC Topic 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued, and liabilities assumed at the acquisition date. The Company allocates the fair value of purchase consideration transferred in a business acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. In case the fair value of purchase consideration transferred is below fair values of these identifiable assets and liabilities, the Company recognizes a gain from a bargain purchase. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for the acquired business. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in the accompanying consolidated statements of operations.

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

Impairment of Long-Lived Assets Including Acquired Intangible Assets

The Company reviews the property, plant and equipment, long-term prepayments and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount is adjusted down to its fair value.

Warranties

The Company provides a warranty on fuel cells we sell for typically 2 years. The Company accrues a warranty reserve of 8% of the sale price of the fuel cells sold, which includes the Company’s best estimate of the projected costs to repair or replace items under warranties and recalls when identified. Warranty reserve is released when repairs or replacements are carried out in relation to items under warranties or when the warranty period for the fuel cell expires. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Other current liabilities (Note 12), while the remaining balance is included within Other long-term liabilities (Note 16) on the consolidated balance sheets. Warranty expense is recorded as a component of cost of revenue in the consolidated statements of operations.

The changes in the accrued warranty reserve for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2022	2021
Balance at beginning of year	$1,048	$-
Assumed at business combination	-	1,081
Additions	460	42
Settlements	(401)	(28)
Foreign exchange fluctuations	(60)	(47)
Balance at end of year	$1,047	$1,048

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

Revenue from satisfaction of performance obligations is recognized based on identified transaction price. The transaction price reflects the amount to which the Company has rights under the present contract. It is allocated to the distinct performance obligations based on standalone selling prices of the services promised in the contract. In cases of more than one performance obligation, the Company allocates transaction price to the distinct performance obligations in proportion to their observable stand-alone selling prices and recognize revenue as those performance obligations are satisfied.

In the majority of cases of product sales, revenue is recognized at a point in time when the customer obtains control of the respective goods that is, when the products are shipped from the Company’s facilities as control passes to the customer in accordance with agreed contracts and the stated shipping terms. In cases where the contract includes customization services, which one performance obligation is identified, revenue is recognized over time as the Company’s performance does not create an asset with alternative use and the Company has an enforceable right to payment for performance completed to date. The Company uses the input method (i.e., cost-to-cost method) to measure progress towards complete satisfaction of the performance obligation.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of December 31, 2022, and 2021, Advent recognized contract assets of $0.1 million and $1.6 million, respectively on the consolidated balance sheets. During the year December 31, 2022, the Company recognized a credit loss of $0.9 million related to the likelihood of realizing a contract asset. The balance as of December 31, 2022 and 2021 includes an amount of $0 and $0.6 million, respectively, from the SerEnergy and FES acquisition.

Advent recognizes contract liabilities when the Company receives customer payments or has the unconditional right to receive consideration in advance of the performance obligations being satisfied on the Company’s contracts. The Company receives payments from customers based on the terms established in the contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2022, and 2021, The Company recognized contract liabilities of $1.0 million and $1.1 million, respectively, in the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company recognized $0.1 million and $0.2 million in revenues. The balance as of December 31, 2022 and 2021 amounting to $0.8 million and $1.1 million, respectively, was from the SerEnergy and FES acquisition.

Cost of revenues

Cost of revenues consists of consumables, raw materials, processing costs and direct labor costs associated with the assembly and manufacture of MEAs, membranes, fuel cell stacks and systems and electrodes. Advent recognizes cost of revenues in the period that revenues are recognized.

Research and Development Expenses

Research and development expenses consist of costs associated with Advent’s research and development activities, such as laboratory costs, labor costs and sample material costs.

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

Income from grants and related deferred income

Grants include cash subsidies received from various institutions and organizations. Grants are recognized as income from grants. Such amounts are recognized in the consolidated statements of operations when all conditions attached to the grants are fulfilled.

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

During the years ended December 31, 2022 and 2021, the Company recognized income for grants of $1.5 million and $0.8 million, respectively, in connection with amounts received for fuel cell research and development. As of December 31, 2022 and 2021, the Company had receivables from grant income of $0.3 million and $0.5 million, respectively, which is included within prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2022 and 2021, deferred income from grants in the consolidated balance sheets is $0.9 million and $0.2 million, respectively, and is split between current and non-current portion based on the estimated time of realization of eligible costs and expenses.

Advent Technologies S.A. and Disruptive Sustainable Technologies for Next Generation PV Windows (“Tech4Win Project”)

In January 2019 Advent Technologies S.A became a partner in the European Union (“EU”) funded Tech4Win Project. The aim of the project is to develop a novel transparent PV window concept based on a tandem inspired structure that combines an inorganic ultraviolet selective multi-functional coating with an organic infrared selective PV device. It will be able to generate renewable energy on site at a reduced cost, guaranteeing a high-transparency degree while avoiding the use of critical raw materials. Per the terms of the project, Advent Technologies was reimbursed for $0.2 million of research and development costs. The project ended in September 2022.

During the years ended December 31, 2022 and 2021, the Company recognized $10 thousand and $16 thousand, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2021, $41 thousand was included as deferred income from grants, current on the consolidated balance sheets.

Advent Technologies A/S and The Energy Technology Development and Demonstration Program (“EUDP”)

In February 2019, Advent Technologies A/S entered into a Cooperation Agreement with EUDP, sponsored by the Danish Energy Agency, for the Cobra Drive projects. This purpose of this projects is to advance the reformed methanol fuel cell technology to a level where it can replace diesel engines in light commercial vehicles. Per the terms of the Cooperation Agreement, Advent Technologies A/S can be reimbursed up to 40% of the research and development costs incurred on component development for the mobility market. The agreement is in effect until January 2025.

During the years ended December 31, 2022 and 2021, the Company recognized $0.4 million and $0.1 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations. As of December 31, 2022 and 2021, the Company had receivables related to project of $0.3 million and $0.3 million, respectively, included within prepaid expenses and other current assets in the consolidated balance sheets.

Advent Technologies S.A. and Helical Systems for Chiral Organic Light Emitting Diodes (“HEL4CHIROLED Project”)

In January 2020 Advent Technologies S.A became a partner in the European Union (“EU”) funded HEL4CHIROLED Project. The aim of the project is to improving organic light-emitting diodes (OLEDs) in Europe by training early-career researchers. The project aims to develop new thinking in OLED technologies, developing new material sets and approaches that take advantage of emerging technologies to improve the performance of displays based on OLEDs. Per the terms of the project, Advent Technologies S.A. was reimbursed for $0.2 million of research and development costs. The project ends in September 2023.

During the years ended December 31, 2022 and 2021, the Company recognized $37 thousand and $0.1 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

Advent Technologies GmbH and the HT-PEM2 Project

In January 2020, Advent Technologies GmbH entered into an agreement with the German Federal Ministry for Economic Affairs and Climate Action as the project coordinator for the HT-PEM2 Project. The projects aim is to develop long-term stable membrane-electrode units with reduced platinum contents for the HT-PEM fuel cell use in power stationary units. Under this agreement, Advent Technologies GmbH is eligible for reimbursements up to €0.3 million of research and development costs related to the HT-PEM2 Project. The project ended on December 31, 2022.

During the year ended December 31, 2022 and 2021, the Company recognized $0.1 million and $0.3 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

Advent Technologies GmbH / Advent Technologies A/S and The Industrialization of Power Generation with High-Temperature Proton Exchange Membrane (“HT-PEM” or “HT-PEMs”) Fuel Cell and Integrated Methanol Reformer Project (“ISEHM Project”)

In September 2020, Advent Technologies GmbH entered into an agreement with the German Federal Ministry for Economic Affairs and Climate Action as the project coordinator for the ISEHM Project. The aim of the project is to enable the marketable series production of 5kW power generators with fuel cell technology, based on HT-PEMs and an integrated methanol reformer. The project is in coordination with a consortium of partners including Advent Technologies A/S. The term of the ISEHM Project is from September 2020 through September 2023 and has a total budget of €5.4 million. The project partners can be reimbursed for expenses related to research and development up to 30% of the total budget.

During the years ended December 31, 2022 and 2021, the Company recognized $0.5 million and $0.4 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

Advent Technologies GmbH and Innovation Competition for Climate-Neutral Production Using Industry 4.0 Solutions Project

In June 2022, Advent Technologies GmbH signed an agreement with the State Parliament of Baden-Württemberg and the Ministry of Economics, Labor, and Tourism to lead a consortium of partners for the innovation competition for climate-neutral production using industry 4.0 solutions. The project aim is to reduce waste production of fuel cell stacks through imaging quality control of the bipolar plates. Advent Technologies GmbH is eligible to receive reimbursements up to €0.1 million related to research and development related to the project. The project’s term is through fiscal year 2023.

During the year ended December 31, 2022, the Company recognized $29 thousand in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

Advent Technologies S.A. and Ni-Based Ferromagnetic Coatings with Enhanced Efficiency to Replace Pt in Energy & Digital Storage Applications Project (“NICKEFFECT Project”)

In June 2022 Advent Technologies S.A became a partner in the European Union (“EU”) funded NICKEFFECT Project. The aim of the project is to find alternatives to platinum group metals (“PGMs”) to replace PGMs in key applications as electrolysers electrodes, fuel cell catalysts and magneto-electronic devices. NICKEFFECT will develop and validate at least 3 new materials, together with the coating methodologies (including process modelling) and decision support tools for materials selection (integrating safe and sustainable by design criteria and materials modelling). Per the terms of the project, Advent Technologies S.A. can be reimbursed up to $0.4 million of research and development costs. The project ends in May 2026.

During the year ended December 31, 2022, the Company recognized $0.1 million in reimbursements related to the project which is included as income from grants on the consolidated statement of operations. As of December 31, 2022, $0.2 million was included as deferred income from grants, current on the consolidated balance sheets.

Advent Technologies S.A. and GreenSkills4H2 - The European Hydrogen Skills Alliance Project (“GreenSkills4H2 Project”)

In July 2022 Advent Technologies S.A became a partner in the European Union (“EU”) funded GreenSkills4H2 Project. The aim of the project is to bring together key industry and education stakeholders from across the European hydrogen sector to promote investments and stimulate clean hydrogen production and use. Per the terms of the project, Advent Technologies S.A. can be reimbursed up to $0.1 million or 80% of eligible of research and development costs. The project ends in May 2026.

As of December 31, 2022, $35 thousand was included as deferred income from grants, non-current on the consolidated balance sheets.

Advent Technologies S.A. and Liquid Fuel Electrochemical Generators Project (“Li.F.E. Project”)

In September 2022 Advent Technologies S.A became a partner in the European Union (“EU”) funded Li.F.E. Project. The aims of the project are to improve and validate the next generation liquid fuel electrochemical engine technology for power generation and mobility, especially marine, create partnerships with Tier-1 and original equipment manufacturers, lead the transition e-fuels for the transport sector and provide zero-emission vehicles through the most environmentally friendly fuel cell stacks. Per the terms of the project, Advent Technologies S.A. can be reimbursed up to $1.9 million or 70% of eligible of research and development costs. The project ends in August 2024.

During the year ended December 31, 2022, the Company recognized $0.2 million in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2022, $0.6 million was included within deferred income from grants, current on the consolidated balance sheet.

Advent Technologies S.A. and Next Generation of Improved High Temperature Membrane Electrode Assembly for Aviation Project (“NIMPHEA Project”)

In December 2022 Advent Technologies S.A became a partner in the European Union (“EU”) funded NIMPHEA Project. The aim of the project is to develop a new-generation HT MEA compatible with aircraft environment and requirements, considering a system size of 1.5 MW and contributing to higher level FC targets: a power density of 1.25 W/cm² at nominal operating temperature comprised between 160°C-200°C. MEA components’ upscale synthesis and assembly process will be assessed by identifying process parameters and improved through an iterative process with lab-scale MEA tests. Advent SA can be reimbursed up to $0.8 million of research and development costs. The project ends in December 2026.

The project did not have any impact on consolidated financial statements for the years ended December 31, 2022 and 2021.

Advent Technologies S.A. and Electrochemical Conversion of CO2 into Added Value Products via Highly Selective Bimetallic Materials and Innovative Process Design Network (“ECOMATES Network”)

In February 2023 Advent Technologies S.A became a partner in the European Union (“EU”) funded ECOMATES network which gathers large European universities, international research laboratories, and other enterprises for cutting-edge Membrane Electrode Assemblies (“MEA” or “MEAs”) research. Per the terms of the project, Advent Technologies S.A. can be reimbursed up to $0.2 million of eligible of research and development costs. The project ends in January 2027.

The project did not have any impact on consolidated financial statements for the years ended December 31, 2022 and 2021.

Advertising, Marketing and Promotional Costs

Advertising marketing and promotional costs are expensed as incurred and are included as an element of administrative and selling expenses in the consolidated statement of operations. Advertising, marketing and promotional costs were $0.5 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

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

Part of the Advent’s business activities are conducted through its subsidiaries outside of U.S. Earnings from these subsidiaries are generally indefinitely reinvested in the local businesses. Further, local laws and regulations may also restrict certain subsidiaries from paying dividends to their parents. Consequently, Advent generally does not accrue income taxes for the repatriation of such earnings in accordance with ASC 740, “Income Taxes.” To the extent that there are excess accumulated earnings that the Company intends to repatriate from any such subsidiaries, the Company will recognize deferred tax liabilities on such foreign earnings.

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

For the years ended December 31, 2022 and 2021, net income tax benefits (provisions) of $2.0 million and $0.9 million, respectively, have been recorded in the consolidated statements of operations. The Company is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

As of December 31, 2021, the Company recorded deferred tax assets of $1.2 million and deferred tax liabilities of $2.5 million arising from the acquisition of its subsidiaries FES and SerEnergy.

Employee Benefits

U.S. Retirement Savings Plan

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Subsequent to the Business Combination, the Company made matching contributions equal to 100% of the participant’s pre-tax contribution up to a maximum of 5% of the participant’s eligible earnings for U.S employees. Total expense related to the Company’s defined contribution plan was $0.3 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the year ended December 31, 2022, the Company recognized $13 thousand of interest income related to the Bond Loan within the consolidated statements of operations. The Company did not recognize any interest income related to the Bond Loan during the year ended December 31, 2021.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. The Company did not recognize any unrealized gain / (loss) from the agreement date of May 25, 2022 through December 31, 2022.

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

Warrant Liability

As a result of the Business Combination, the Company assumed a warrant liability (the “Warrant Liability”) related to previously issued 3,940,278 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, originally sold to AMCI Sponsor LLC (the “Sponsor”) in a private placement consummated in connection with AMCI’s initial public offering (the “Private Placement Warrants”) and the 400,000 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, converted from the Sponsor’s non-interest bearing loan to the Company of $0.4 million in connection with the closing of the Business Combination (the “Working Capital Warrants”) (Note 14). The Private Placement Warrants and the Working Capital Warrants have substantially the same terms as the 22,029,279 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, issued by AMCI in its initial public offering (the “Public Warrants”).

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021.

	As of December 31, 2022
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$320	$320
	$320	$320

Liabilities
Warrant liability	$998	$998
	$998	$998

	As of December 31, 2021
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Liabilities
Warrant liability	$10,373	$10,373
	$10,373	$10,373

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

Changes in the fair value of Level 3 assets and liabilities for the years ended December 31, 2022 and 2021 were as follows:

Available for Sale Financial Asset
(Amounts in thousands)	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Estimated fair value (beginning of period)	$-	$-
Estimated fair value of available for sale financial asset acquired	311	-
Foreign exchange fluctuations	9	-
Change in estimated fair value	-	-
Estimated fair value (end of period)	$320	$-

Warrant Liability
(Amounts in thousands)	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Estimated fair value (beginning of period)	$10,373	$-
Estimated fair value of warrant issuance	-	33,116
Change in estimated fair value	(9,375)	(22,743)
Estimated fair value (end of period)	$998	$10,373

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

The following tables provide quantitative information regarding Level 3 fair value measurement inputs as of their measurement date December 31, 2022:

Available for Sale Financial Asset
Interest Rate	8.00%
Discount Rate	8.00%
Remaining term (in years)	2.50

Warrant Liability
Stock price	$1.81
Exercise price (strike price)	$11.50
Risk-free interest rate	4.12%
Volatility	75.7%
Remaining term (in years)	3.09

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

Concentration of Risk

i)	Credit risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Our cash balances are primarily invested in money market funds or on deposits at high credit quality financial institutions.

As of December 31, 2022, the Company had two (2) major customers that each represented more than 10% of our accounts receivable balance. As of December 31, 2021, the Company had two (2) major customer that represented more than 10% of our accounts receivable balance.

During the year ended December 31, 2022, the Company had two (2) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $3.3 million or 42% of its total revenues. During the year ended December 31, 2021, the Company had three (3) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $3.7 million or 53% of its total revenues.

ii)	Supply risk

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the years ended December 31, 2022 and 2021, the Company did not have suppliers who accounted for more than 10% of its total purchases.

Recent Accounting pronouncements

Recently issued accounting pronouncements adopted during the year:

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU will improve the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and, (3) the effect of the assistance on a business entity’s financial statements. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. The Company adopted the standard on January 1, 2022 and included the related disclosures in this footnote.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020 for public entities, with early adoption permitted. The Company adopted the standard on January 1, 2022, in accordance with the adoption dates for private entities applicable to it under its emerging growth company status and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2021:

(Amounts in thousands)	Recapitalization
Cash- AMCI’s trust and cash (net of redemptions)	$93,311
Cash – PIPE plus interest	65,000
Less transaction costs and advisory fees paid	(17,188)
Less non-cash warrant liability assumed	(33,115)
Net Business Combination and PIPE financing	$108,008

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Recapitalization
Class A Common Stock of AMCI, outstanding prior to Business Combination	9,061,136
Less Redemption of AMCI shares	(1,606)
Class B Common Stock of AMCI, outstanding prior to Business Combination	5,513,019
Shares issued in PIPE	6,500,000
Business Combination and PIPE financing shares	21,072,549
Legacy Advent Shares	25,033,398
Total shares of Common Stock immediately after Business Combination	46,105,947

(b)	UltraCell, LLC

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

Assets and liabilities at acquisition

The assets acquired and liabilities assumed at the date of acquisition were as follows (amounts in thousands):

Current assets
Cash and cash equivalents	$78
Other current assets	658
Total current assets	$736
Non-current assets	9
Total assets	$745

Current liabilities	110
Non-current liabilities	-
Total liabilities	$110

Net assets acquired	$635

Goodwill arising on acquisition

Cost of investment	$6,000
Less: Net assets value	(635)
Consideration to be allocated	$5,365
Fair value adjustment - New intangibles
Trade name “UltraCell”	406
Patented technology	4,328
Total intangibles acquired	$4,734
Remaining Goodwill	$631

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

Goodwill is deductible for tax purposes.

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

As consideration for the transactions contemplated by the Purchase Agreement, the Company paid to the Seller $17.9 million (€15 million) in cash and issued 5,124,846 shares of common stock of the Company to the Seller (the “Share Consideration”) on August 31, 2021. The Share Consideration was capped to shares representing 9.999% of the Company’s common stock outstanding as of the completion (taking into account the common stock issued as Share Consideration). An additional amount of $4.4 million, representing cash on the balance sheet of the acquired businesses at closing, was a portion of the total consideration in the transaction and subject to finalization by an audit of the acquired businesses. A liability to the seller offsetting the cash acquired is included within “Other current liabilities” (Note 12) on the consolidated balance sheets.

In conjunction with the terms of the Purchase Agreement, the audit of the effective date (closing date) balance sheets of the acquired businesses was completed in the fourth quarter of 2022. The audit resulted in a reduction of the total consideration for the acquired businesses of $2.4 million, although this amount was determined after the measurement period under ASC 805 had ended and was not known at that time. As a result, the liability to be paid to the seller was reduced to $2.0 million as of December 31, 2022 and the Company recognized a gain in relation to this purchase price adjustment within the consolidated statement of operations in the year ended December 31, 2022.

Assets and liabilities at acquisition

The assets acquired and liabilities assumed at the date of acquisition were as follows (amounts in thousands):

Current assets
Cash and cash equivalents	$4,367
Other current assets	10,252
Total current assets	$14,619
Non-current assets	5,388
Total assets	$20,007

Current liabilities	5,800
Non-current liabilities	1,180
Total liabilities	$6,980

Net assets acquired	$13,027

Goodwill arising on acquisition

Cost of investment
Cash consideration	$22,236
Share consideration	37,924
Total cost of investment	60,160
Less: Net assets value	(13,027)
Original excess purchase price	$47,133
Fair value adjustments
Real Property	76
New intangibles:
Patents	16,893
Process know-how (IPR&D)	2,612
Order backlog	266
Total intangibles acquired	$19,771
Deferred tax liability arising from the recognition of intangibles and real property valuation	(5,452)
Deferred tax assets on tax losses carried forward	3,339
Remaining Goodwill	$29,399

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

Goodwill is not deductible for tax purposes.

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

Process know-how (IPR&D)

SerEnergy and FES are currently developing cost reduction initiatives (unpatented know-how) related to membrane electrode assembly, bipolar plates, gaskets, burner/reformer and electronics. This IPR&D is evaluated as a significant asset for the business as it will allow significant cost reduction leading to higher profits in the future. These cost reductions are expected to be introduced beginning in 2023. The multi-period excess earnings method was applied to calculate the fair value of this asset. The discount rate used for the valuation of IPR&D was 10.1%. IPR&D is amortized over its useful life of 6 years, being the average timespan of a generation of fuel cell modules.

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

4. Related party disclosures

Balances with related parties

The were no outstanding balances with related parties as of December 31, 2022 and December 31, 2021.

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

5. Accounts receivable, net

Accounts receivable consist of the following:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Accounts receivable from third party customers	$1,295	$3,550
Less: Allowance for credit losses	(316)	(411)
Accounts receivable, net	$979	$3,139

For the years ended December 31, 2022 and 2021, changes in the allowance for credit losses were as follows:

	Years Ended December 31,
(Amounts in thousands)	2022	2021
Balance at beginning of year	$(411)	$(19)
Additions	(247)	(13)
Assumed at business combination	-	(405)
Income from unused provisions	316	-
Utilized provisions during the year	-	8
Foreign exchange fluctuations	26	18
Balance at end of year	$(316)	$(411)

6. Inventories

Inventories consist of the following:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Raw materials and supplies	$7,518	$5,361
Work-in-process	547	757
Finished goods	4,787	888
Total	$12,852	$7,006
Provision for slow moving inventory	(232)	(48)
Total	$12,620	$6,958

The changes in the provision for slow moving inventory is as follows:

(Amounts in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at beginning of year	$(48)	$-
Additions	(204)	-
Assumed at business combination	-	(50)
Foreign exchange fluctuations	20	2
Balance at end of year	$(232)	$(48)

7. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Prepaid insurance expenses	$263	$355
Prepaid research expenses	212	495
Prepaid rent expenses	32	99
Other prepaid expenses	181	191
Total	$688	$1,140

Prepaid insurance expenses as of December 31, 2022 and 2021 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of December 31, 2022 and 2021 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 19.

Other prepaid expenses as of December 31, 2022 and 2021 mainly include prepayments for professional fees and purchases.

Other current assets are analyzed as follows:

(Amounts in thousands)	December 31, 2022	December 31, 2021
VAT receivable	$530	$981
Withholding tax	839	108
Grant receivable	265	510
Purchases under receipt	83	274
Guarantees	38	24
Other receivables	524	2,836
Accrued interest income	13	-
Total	$2,292	$4,733

On March 8, 2021, the Company entered into a lease agreement for 21,401 square feet for use as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company was reimbursed by the lessor for up to $8.0 million of expenses related to the design and construction of the Company’s workspace. During the year ended December 31, 2022, the Company received $8.0 million of reimbursable expenses from the lessor. As of December 31, 2021, other receivables include an amount of $2.6 million relating to the expenses reimbursable by the lessor.

8. Goodwill and Intangible Assets

Goodwill

As of December 31, 2021, the Company had goodwill of $30.0 million related to the acquisitions of UltraCell, SerEnergy, and FES, which is analyzed as follows:

(Amounts in thousands)
Goodwill on acquisition of UltraCell (Note 3b)	$631
Goodwill on acquisition of SerEnergy and FES (Note 3c)	29,399
Total goodwill	$30,030

The Company performed a qualitative analysis for fiscal year 2022 and determined that triggering events for two of the Company’s reporting units, UltraCell and SerEnergy / FES, had occurred which would require testing goodwill and long-lived assets, including definite-lived intangibles, for impairment.

The Company considered the triggering events related to current and expected future economic and market conditions and their impact on the Company, as well as the current revenue forecasts. Given certain market factors, the Company determined that these triggering events had occurred and would require a quantitative analysis to be performed.

As a part of the impairment assessment, the Company reviewed significant fair value input assumptions including revenues, margin, and capital expenditures to reflect current market conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in higher discount rates.

UltraCell Reporting Unit

In the fourth quarter of 2022, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The royalty rate used for the valuation of the Trade Name was 1.3%, which was determined from the market using databases from completed transactions at a global level while the discount rate increased to 15.0% from 12.6% at the time of the acquisition of UltraCell. The Company determined that the current fair value of the Trade Name was greater than the current carrying value and therefore did not recognize any impairment during the period. The Patented Technology was valued with the multi period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 14.0% from 11.6% at the time of acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was greater than the current carrying value and therefore did not recognize any impairment during the period. The Company believes that its updated long-term forecasted cash flows did not indicate that the fair value of this reporting unit may be below its current carrying value.

SerEnergy and FES Reporting Unit

In the fourth quarter of 2022, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog as a result of the SerEnergy and FES acquisition. The fair value of patents was determined by applying the multi-period excess earnings method which is an income approach. The discount rate used for the valuation of patents increased to 14.4% from 7.2% at the time of SerEnergy and FES acquisition. The Company determined that the current discounted cash flows related to the patents was ($5.3) million which is below the current carry value. As a result, the Company recorded an impairment charge of $14.6 million related to the patents. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. As of the December 31, 2022, the Company did not hold intangible assets related to order backlogs. The Company determined that the fair value of the reporting unit was $15.5 million utilizing the updated forecast which is less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $24.3 million.

In the event there are further adverse changes in the Company’s projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, the Company may be required to record non-cash impairment charges to its goodwill, other intangibles, and/or long-lived assets. Such non-cash charges could have a material adverse effect on the Company’s consolidated statement of operations and balance sheet in the reporting period of the charge. The assessment is sensitive to broader market conditions, including the discount rate and market multiples, and to the Company’s estimated future cash flows.

As of December 31, 2022, the Company had goodwill of $5.7 million:

(Amounts in thousands)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount
Goodwill on acquisition of UltraCell	$631	$-	$631
Goodwill on acquisition of SerEnergy and FES	29,399	(24,288)	5,111
Total goodwill	$30,030	$(24,288)	$5,742

Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of December 31, 2022 and 2021 is as follows:

	As of December 31, 2022
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$-	$406
Total indefinite-lived intangible assets	$406	$-	$-	$406
Finite-lived intangible assets:
Patents	21,221	(3,068)	(14,634)	3,519
Process know-how (IPR&D)	2,612	(582)	-	2,030
Order backlog	266	(266)	-	-
Software	233	(126)	-	107
Total finite-lived intangible assets	$24,332	$(4,042)	$(14,634)	$5,656
Total intangible assets	$24,738	$(4,042)	$(14,634)	$6,062

	As of December 31, 2021
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$406
Total indefinite-lived intangible assets	$406	$-	$406
Finite-lived intangible assets:
Patents	21,221	(945)	20,276
Process know-how (IPR&D)	2,612	(147)	2,465
Order backlog	266	(90)	176
Software	122	(101)	21
Total finite-lived intangible assets	$24,221	$(1,283)	$22,938
Total intangible assets	$24,627	$(1,283)	$23,344

The Company did not record any additions to indefinite-lived intangible assets in the year ended December 31, 2022. In the year ended December 31, 2021, the Company recorded indefinite-lived intangible assets of $0.4 million related to the trade name UltraCell.

In 2021, the Company also recorded $22.9 million (net carrying amount) of amortizing intangible assets, most of which were in connection with the Company’s acquisitions of UltraCell, SerEnergy, and FES. During the year ended December 31, 2022, the Company recorded $0.1 million of amortizing intangible assets related to software. The amortizing intangible assets consist of patents, process know-how (IPR&D), order backlogs, and software which are amortized over 10 years, 6 years, 1 year, and 5 years respectively. The amortization expense for the intangible assets for the years ended December 31, 2022 and 2021 was $2.8 million and $1.2 million, respectively.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of December 31, 2022 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2023	$891
2024	891
2025	891
2026	891
2027	734
Thereafter	1,358
Total	$5,656

9. Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Land, Buildings & Leasehold Improvements	$1,977	$1,888
Machinery	8,155	8,756
Equipment	4,687	4,091
Assets under construction	10,436	431
	$25,255	$15,166
Less: accumulated depreciation	(7,317)	(6,581)
Total	$17,938	$8,585

During the year ended December 31, 2022, additions to property, plant and equipment of $10.4 million, primarily consisted of assets under construction related to the Hood Park facility. During the year ended December 31, 2021, additions to property, plant and equipment of $3.9 million include leasehold improvements, machinery, office and other equipment and assets under construction. Upon acquisition of SerEnergy and FES, the Company acquired property and equipment with a net book value of $5.4 million (Note 3).

Assets under construction mainly relate to the design and construction of Company’s leased premises at Hood Park in Charlestown, as discussed in Note 7. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. During the year ended December 31, 2022, the Company transferred $0.1 million of assets under construction to machinery and equipment.

Depreciation expense during the years ended December 31, 2022 and 2021 was $1.5 million and $0.6 million respectively.

During the year ended December 31, 2022, the Company recognized a loss of $0.2 million due to the disposal of machines and equipment no longer in use at Advent Technologies GmbH’s manufacturing facility. At the time of disposal, the machines and equipment had a carrying value of $0.6 million and accumulated depreciation of $0.4 million. The loss is included in other expenses in the statement of operations for the year ended December 31, 2022.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

10. Other non-current assets

Other non-current assets as of December 31, 2022 and 2021 are mostly comprised of advances to suppliers for the acquisition of fixed assets of $4.9 million and $2.2 million, respectively. As of December 31, 2022, other non-current assets also included the letter of credit of $0.8 million related to the Hood Park facility.

11. Trade and other payables:

Trade and other payables include balances of suppliers and consulting service providers. Other payables included $1.2 million for executive severance at December 31, 2021.

12. Other current liabilities

As of December 31, 2022 and 2021, other current liabilities consist of the following:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Accrued expenses (1)	$1,522	$5,903
Other short-term payables (2)	2,260	4,590
Taxes and duties payable	285	1,236
Provision for unused vacation	300	424
Accrued provision for warranties, current portion (Note 16)	213	208
Social security funds	88	84
Overtime provision	35	70
Total	$4,703	$12,515

(1) Accrued expenses are analyzed as follows:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Accrued bonus	$-	$3,603
Accrued construction fees	476	1,285
Accrued expenses for legal and consulting fees	159	334
Accrued payroll fees	142	129
Other accrued expenses	745	552
Total	$1,522	$5,903

Accrued construction fees as of December 31, 2022 and 2021 relate to accrued fees for the design and construction of the Company’s leased workspace at Hood Park in Charlestown, as discussed in Note 7. Other accrued expenses mainly consist of accrual of staff expenses and audit fees.

(2) Other short-term payables as of December 31, 2022 and 2021 include an amount of $2.0 million and $4.4 million, respectively, which is payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES, as discussed in Note 3(c).

13. Leases

The Company enters into operating lease agreements for the use of real estate and certain other equipment. The Company determines if an arrangement contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The impacts of accounting for operating leases are included in Right-of-use assets, Operating lease liabilities, and Long-term operating lease liabilities in the Company’s consolidated balance sheets.

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $0.5 million. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $0.1 million which is included in Other non-current assets on the consolidated balance sheet as of December 31, 2022 and December 31, 2021.

Additionally, the Company’s subsidiaries, Advent Technologies S.A., UltraCell LLC, Advent Technologies A/S and Advent Green Energy Philippines, Inc., have in place rental agreements for the lease of office and factory spaces.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease has a term of eight years and five months , with an option to extend for five years, and commenced in October 2022. The Company is obliged to provide security in the form of a security deposit in the amount of $0.8 million before commencement of the lease.

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

Rental expense for all operating leases was $1.6 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, rental expense for short-term leases was $0.2 million.

As of December 31, 2022, the right of use assets, net associated with operating leases was $4.1 million.

Other information related to the operating leases are presented in the following table:

Year ended
December 31, 2022
Cash payments (in thousands)	$1,605
Weighted average remaining lease term (years)	6.7
Weighted average discount rate	7.1%

As of December 31, 2022, undiscounted maturities of operating lease liabilities are as follows (amounts in thousands):

Operating Leases
Fiscal Year Ended December 31,
2023	$2,425
2024	2,334
2025	2,284
2026	1,930
2027	1,699
Thereafter	4,927
Total undiscounted lease payments	15,599
Less imputed interest	(3,517)
Total discounted lease payments	$12,082

Upon adoption of ASU 2016-02, Leases (Topic 842), the Company’s aggregate annual lease obligations includes leases with reasonably assured renewals. The aggregate minimum annual lease rentals as of December 31, 2021 for the remaining contractual term of non-cancelable leases under ASC 840 were as follows (amounts in thousands):

Fiscal Year Ended December 31,
2022	$1,458
2023	2,300
2024	2,283
2025	2,319
2026	1,942
Thereafter	6,351
Total	$16,653

14. Private Placement Warrants and Working Capital Warrants

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

As of December 31, 2022 and 2021, the Company had an aggregate of 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of December 31, 2022, the Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

15. Employee benefits

Employee Tax-Deferred Savings Plans

The Company offers a 401(k) savings plan (the “401(k) Plan”) to all full-time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the IRS. Employee contributions are fully vested when made. Under the 401(k) Plan, there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions of 5% under the 401(k) Plan aggregated $0.3 and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, the defined benefit obligation presented in the consolidated balance sheets was $0.1 million and $0.1 million, respectively.

The changes in the defined benefit obligation for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Liability at beginning of year	$90,066	$33,676
Interest cost	628	195
Service cost	26,109	5,159
Actuarial (gains) / losses	(38,902)	56,241
Foreign exchange fluctuations	(5,405)	(5,205)
Liability at end of year	$72,496	$90,066

For the years ended December 31, 2022 and 2021, the amounts included in the consolidated statements of operations and in the consolidated statements of comprehensive income (loss) were as follows:

	Years Ended December 31,
	2022	2021
Amounts included on the consolidated statements of operations:
Interest cost	$628	$195
Service cost	26,109	5,159
Total	$26,737	$5,354

	Years Ended December 31,
	2022	2021
Amounts included on the consolidated statements of comprehensive income (loss):
Actuarial (gains) / losses	$(38,902)	$56,241
Total	$(38,902)	$56,241

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

The principal actuarial assumptions used are:

	Valuation Date
Financial Assumptions	December 31, 2022	December 31, 2021
Discount rate	2.90%	0.75%
Future salary increases	2.40%	1.80%
Inflation	2.20%	1.80%

Valuation Date
Demographic Assumptions	December 31, 2022	December 31, 2021
Mortality(1)	EVK 2000 (male and female)
Disability(1)	50% EVK 2000
Retirement age limits(2)	As defined by the Greek main insurance institution for each employee.
Turnover(3)	0.00%

(1)	Mortality Table: The mortality rate of employees is defined according to EVK 2000 (male and female), which is widely accepted as unbiased.
(2)	Turnover Rates: For the purposes of the actuarial study, the turnover rate was estimated based on the Company’s historical data, estimated future development and long-term economic trends.
(3)	Retirement ages are those provided by primary Greek insurance carrier and depend mainly on sex, class of worker, having incorporated the latest additions to the age limits of Greek Laws 4093/2012 and 4336/2015.

Sensitivity Analysis

The sensitivity analysis of defined benefit obligation against changes in principal assumptions is as follows:

	Effect on liability in financial year 2022
	Change in assumption by	Increase in assumption	Decrease in assumption
Discount rate	0.50%	-9%	+10%
Annual salary increase	0.50%	+6%	-8%

16. Other long-term liabilities

Other long-term liabilities as of December 31, 2022 and 2021 mainly include an amount of $0.8 million and $0.8 million, respectively, being the non-current portion of a total accrued warranty reserve of $1.0 million and $1.0 million, respectively. The Company accrues a warranty reserve of 8% of the sale price of the fuel cells sold, typically for 2 years. Warranty reserve is released when repairs or replacements are carried out in relation to items under warranties or when the warranty period for the fuel cell expires. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Other current liabilities (Note 12), while the remaining balance is included within Other long-term liabilities on the consolidated balance sheets.

17. Stockholders’ Equity / (Deficit)

Shares Authorized

As of December 31, 2022, the Company had authorized a total of 111,000,000 shares for issuance with 110,000,000 shares designated as common stock, par value $0.0001 per share and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

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

As of December 31, 2022 and December 31, 2021, there were 51,717,720 and 51,253,591 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

Public Warrants

In connection with the Business Combination, the Company assumed the Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 22,798 shares. Following these exercises, as of December 31, 2022, the Company’s Public Warrants amounted to 22,029,279.

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

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. Stock Options have been granted during the year ended December 31, 2022 as follows:

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

The Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $3.5 million and $2.4 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2022:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value(1)
Unvested as of December 31, 2021	2,624,894	$9.63	$4.88
Granted	810,017	$2.84	$3.45
Vested	(647,191)	$9.66	$4.88
Forfeited	(104,538)	$4.91	$3.26
Unvested as of December 31, 2022	2,683,182	$7.75	$4.18	1.43 years	$-

(1)	The aggregate intrinsic value is calculated as the difference between the closing market price of $1.81 per share of the Company’s common stock on December 30, 2022 and the exercise price, times the number of stock options where the closing stock price is greater than the exercise price that would have been received by the option holders had all option holders exercised their options on that date.

As of December 31, 2022, there was $8.5 million of unrecognized compensation cost related to unvested stock options. This amount is expected to be recognized over the remaining vesting period of stock options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $6.9 million and $5.3 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statement of operations for the years ended December 31, 2022 and 2021, respectively. The Company also has a policy of accounting for forfeitures when they occur.

Restricted Stock Units have been granted during the year ended December 31, 2022 as follows:

	Number of Shares	Grant Date Fair Value
Granted on March 18, 2022	328,167	$2.94
Granted on June 8, 2022	193,548	$1.55
Granted on July 12, 2022	410,000	$2.74
Granted on September 7, 2022	71,850	$2.92
Total restricted stock units granted in 2022	1,003,565

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (1)
Unvested as of December 31, 2021	2,702,099	$9.65
Granted	1,003,565	$2.59
Vested	(695,451)	$9.71
Forfeited	(132,702)	$6.07
Unvested as of December 31, 2022	2,877,511	$7.34	1.46 years	$5,208,297

(1)	The aggregate intrinsic value is calculated based on the fair value of $1.81 per share of the Company’s common stock on December 31, 2022 due to the fact that the restricted stock units carry a $0 purchase price.

As of December 31, 2022, there was $15.7 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is defined as other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive loss were as follows:

(Amounts in thousands)	Accumulated Foreign Currency Translation Adjustments	Accumulated Actuarial Gains / (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2020	$112	$-	$112
Other comprehensive (loss)	(1,329)	(56)	(1,385)
Balance as of December 31, 2021	$(1,217)	$(56)	$(1,273)
Other comprehensive (loss)	(1,370)	39	(1,331)
Balance as of December 31, 2022	$(2,587)	$(17)	$(2,604)

18. Revenue

Revenue is analyzed as follows:

	Years Ended December 31,
(Amounts in thousands)	2022	2021
Sales of goods	$6,387	$6,695
Sales of services	1,450	374
Total revenue from contracts with customers	$7,837	$7,069

The timing of revenue recognition is analyzed as follows:

(Amounts in thousands)	Years Ended December 31,
Timing of revenue recognition	2022	2021
Revenue recognized at a point in time	$7,578	$6,409
Revenue recognized over time	259	660
Total revenue from contracts with customers	$7,837	$7,069

As of December 31, 2022 and 2021, Advent recognized contract assets of $0.1 million and $1.6 million, respectively, on the consolidated balance sheets.

As of December 31, 2022 and 2021, Advent recognized contract liabilities of $1.0 million and $1.1 million, respectively, in the consolidated balance sheets. During the years ended December 31, 2022 and 2021, the Company recognized the amount of $0.1 million and $0.2 million in revenues.

The aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of December 31, 2022 and 2021 are $0 and $2.5 million, respectively.

19. Collaborative Arrangements

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

Expenses from Collaborative Arrangements

For the years ended December 31, 2022 and 2021 an amount of $1.4 million and $0.7 million, respectively, has been recognized in research and development expenses line on the consolidated statements of operations.

20. Convertible Bond Loan

On May 25, 2022, Advent SA and UNIFUND entered into an agreement to finance Cyrus with a convertible Bond Loan of €1.0 million. As a part of this transaction, Advent SA offered €0.3 million in bond loans with an annual interest rate of 8%. The term of the loan is three years and there is a surcharge of 2.5% for overdue interest.

Cyrus business relates to the research and experimental development in natural sciences and mechanics, the construction of pumps and hydrogen compressors and the wholesale of compressors. Hydrogen compressors are critical part of the Hydrogen Refueling Stations (HRS) to be used by transport applications. Cyrus has developed a prototype Metal Hydride Compressor which offers unique advantages. The proceeds from the Bond Loan are to cover Cyrus’s working capital needs in the context of its operation and the product development.

Mandatory conversion of the Bond Loan will occur in the event of qualified financing which is equivalent to a share capital increase by Cyrus in the first three years from the execution of the Bond Loan agreement with a total amount over €3 million which is covered by third parties unrelated to the basic shareholders or by investors related to them.

21. Income Taxes

The components of loss before income taxes for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2022	2021
Domestic	$(18,198)	$(12,853)
Foreign	(58,109)	(8,593)
	$(76,307)	(21,446)

The components of income tax provision (benefit) for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021
Federal:
Current	$-	$-
Deferred	-	-
Total federal income tax (benefit) provision	-	-
State:
Current	-	-
Deferred	-	-
Total state income tax (benefit) provision	-	-
International (Non-US):
Current	(728)	(72)
Deferred	(1,242)	(851)
Total international income tax (benefit) provision	(1,970)	(923)
Total income tax (benefit) provision	$(1,970)	$(923)

Income tax (benefit) provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate of 21% for the years ended December 31, 2022 and 2021 due to the following items:

	Years Ended December 31,
(Amounts in thousands)	2022	2021
Current tax at U.S. statutory rate	$(16,024)	$(4,504)
Effect of state tax	(946)	(2,322)
Effect of valuation allowance	10,255	9,309
Warranty Liability	(1,969)	(4,776)
Effect of non-US income tax rates	(3,402)	940
Officers Compensation	-	-
Effect of non-deductible expenses	-	-
Transaction expenses	12	428
Credits	-	-
Impairment	6,904	-
Stock compensation	2,159	282
Other, net	1,041	(280)
Total income tax (benefit) provision	$(1,970)	$(923)

Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates in effect. The principal components of Company’s deferred tax assets (liabilities) as of December 31, 2022, and 2021 include the following:

(Amounts in thousands)	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Net operating loss carryforwards	$20,186	$12,673
Reserves and accruals	13	932
Stock compensation	1,199	1,771
Lease Liability	3,306	-
Sec 174 Cap	887	-
Other	295	23
Total deferred tax assets before valuation allowance	$25,886	$15,399
Less: Valuation Allowance	(21,998)	(11,773)
Total deferred tax assets, net of valuation allowance	$3,888	$3,626

Deferred Tax Liabilities:
Fixed assets	(199)	(12)
Lease ROA	(3,268)	-
Intangibles	(383)	(4,833)
Other	(38)	(35)
Total deferred tax liabilities	$(3,888)	$(4,880)
Net deferred tax assets/(liabilities)	$-	$(1,254)

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company provides a valuation allowance to offset deferred tax assets for net operating losses incurred during the year and for other deferred tax assets where, in the Company’s opinion, it is more likely than not that the financial statement benefit of these losses will not be realized. The Company’s valuation allowance increased by approximately $10.2 million during the year ended December 31, 2022 mainly due to net operating losses generated during the period.

As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $46.9 million and $43.7 million, respectively, which may be used to offset future taxable income, if any. As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $28.2 million and $27.2 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state net operating loss carryforwards begin to expire in 2033 and the U.S. federal net operating losses generated in 2018- 2022 can be carried forward indefinitely. As of December 31, 2022, the Company had U.S. federal and state credit carryforwards of $0.2 million and $0.1 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state credit carryforwards begin to expire in 2043. The Company’s ability to utilize these net operating loss carryforwards and tax credit carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382 and 383. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

The Company also has net operating loss carryforwards in Greece of approximately $7.6 million that begin to expire in 2026, in Denmark of approximately $15.0 million that can be carried forward indefinitely, in Germany of approximately $18.1 million that can be carried forward indefinitely, and in Philippines of approximately $0.6 million that begin to expire in 2025.

As of December 31, 2022 and 2021, the Company had $0.1 million of gross unrecognized tax benefits, which would impact the effective tax rate, if recognized. A reconciliation of unrecognized tax benefits is as follows:

	Years Ended December 31,
(Amounts in thousands)	2022	2021
Balance at beginning of year	$135	$135
Increase in tax positions for current year	-	-
Decrease in tax positions for prior year	-	-
Lapse in statute of limitations	-	-
Balance at end of year	$135	$135

The Company’s policy is to classify interest and penalties, if any, as components of the income tax provision in the consolidated statement of operations. The Company has not recorded any interest or penalty in the years ended December 31, 2022 and 2021. The Company considers many factors when evaluating and estimating its tax positions and the impact on income tax expense, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next twelve months. However, based on the uncertainties associated with finalizing audits with the relevant tax authorities including formal legal proceedings, it is not possible to reasonably estimate the impact of any such change.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The material jurisdictions in which the Company is subject to potential examination include the United States, Denmark, Germany, Greece, and the Philippines. As of December 31, 2022, the Company is no longer subject to examinations by tax authorities for years before 2018 in the U.S., Denmark, and the Philippines. The Company’s 2017 and subsequent tax years remain open to examination by the German Federal Central Tax Office and the Company’s 2016 and subsequent tax years remain open to examination by the Greek Independent Authority for Public Revenue. Carryforward attributes that were generated prior to tax years mentioned may still be adjusted upon examination by certain jurisdiction tax authorities if they either have been, or will be, utilized in a future period.

The Company’s foreign subsidiaries have incurred losses since inception and the Company has no undistributed earnings as of December 31, 2022.

22. Segment Reporting and Information about Geographical Areas

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(Amounts in thousands)	2022	2021
North America	$4,509	$4,165
Europe	2,589	2,291
Asia	739	613
Total net sales	$7,837	$7,069

23. Commitments and contingencies:

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2022.

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of December 31, 2021, issued letters of guarantee amount to $2.7 million. As of December 31, 2022, the Company did not hold any letters of guarantee.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025.

In May 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and De Nora Deutschland GmbH (“De Nora”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 3,236 (Minimum Quantity) of electrodes from De Nora during the contract duration from May 3, 2022 until June 24, 2023.

In June 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and Shin-Etsu Polymer Singapore Pte, Ltd (“Shin-Etsu”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 318,400 pieces (Minimum Quantity) of bipolar plates from Shin-Etsu during the contract duration from June 1, 2022 until June 30, 2024.

The following table summarizes our contractual obligations as of December 31, 2022:

Fiscal Year Ended December 31,	Quantity (electrodes)	Quantity (pieces)	Quantity (m2)	Price (Amounts in thousands)
2023	1,202	188,800	4,000	$4,246
2024	-	108,000	6,000	2,604
2025	-	-	8,000	2,133
Total	1,202	296,800	18,000	$8,983

24. Net income / (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net income / (loss) per share for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(Amounts in thousands, except share and per share amounts)	2022	2021
Numerator:
Net loss	$(74,337)	$(20,523)
Denominator:
Basic weighted average number of shares	51,528,703	45,814,868
Diluted weighted average number of shares	51,528,703	45,814,868
Net loss per share:
Basic	$(1.44)	(0.45)
Diluted	$(1.44)	(0.45)

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

As the Company incurred losses for the years ended December 31, 2022 and 2021, the effect of including any potential common shares in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

25. Subsequent Events

On January 9, 2023, the Company entered into a sublease agreement by and among the Company, in its capacity as sublandlord, BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord, and Hughes Boston, Inc. (“Hughes”), in its capacity as subtenant. The sublease provides for the rental by Hughes of office space at 200 Clarendon Street, Boston, MA02116. Under the terms of the sublease, Hughes subleases 6,041 square feet at an initial fixed annual rent of $0.6 million and will increase 3.0% on each anniversary of the sublease commencement date. The term of the sublease is through March 2026 (unless terminated as provided in the sublease) and the sublease commencement date was February 1, 2023.

On March 6, 2023, the Company filed a petition (the “Petition”) in the Delaware Court of Chancery (the “Court of Chancery”) under Section 205 of the Delaware General Corporation Law (the “DGCL”) seeking validation of the Company’s Second Amended and Restated Certificate of Incorporation (the “Current Certificate of Incorporation”), which increased the number of shares of Common Stock authorized for issuance from 100 million to 110 million and re-designated the Class A Common Stock as Common Stock. The matter is captioned In Re Advent Technologies Holdings, Inc. (C.A. No. 2023-0280-LWW (Del. Ch.). The Petition was filed to resolve potential uncertainty with respect to those matters arising from a recent Court of Chancery ruling in the case of Garfield v. Boxed, Inc., No. 2022-0132-MTZ, 2022 WL 17959766 (Del. Ch. Dec. 27, 2022). The Court of Chancery set a hearing date for March 29, 2023.

On March 29, 2023, the hearing took place and the Court of Chancery approved the Company’s request for relief. The Court of Chancery then entered an order under Section 205 of the DGCL on March 29, 2023 (1) declaring the Company’s Current Certificate of Incorporation, including the filing and effectiveness thereof, as validated and effective retroactive to the date of its filing with the Office of the Secretary of State of the State of Delaware on February 4, 2021, and all amendments effected thereby, and (2) ordering that the Company’s securities (and the issuance of the securities) described in the Petition and any other securities issued in reliance on the validity of the Current Certificate of Incorporation are validated and declared effective, each as of the original issuance dates.

26. Supplemental Quarterly Information (Unaudited)

The following tables reflect the Company’s unaudited condensed consolidated statements of operations for each of the quarterly periods in 2022 and 2021:

	Three Months Ended,
(Amounts in USD thousands, except share and per share amounts)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenue, net	$1,957	$2,399	$2,225	$1,256
Cost of revenues	(2,455)	(2,339)	(2,270)	(1,517)
Gross profit / (loss)	(498)	60	(45)	(261)
Income from grants	449	294	209	508
Research and development expenses	(2,458)	(2,547)	(2,642)	(2,149)
Administrative and selling expenses	(9,258)	(8,203)	(7,956)	(10,498)
Amortization of intangible assets	(651)	(696)	(718)	(699)
Credit loss – customer contracts	(1,116)	-	-	-
Gain from purchase price adjustment	2,370	-	-	-
Impairment loss – intangible assets and goodwill	(38,922)	-	-	-
Operating loss	(50,084)	(11,092)	(11,152)	(13,099)
Fair value change of warrant liability	2,127	(911)	(217)	8,376
Finance income / (expenses), net	61	-	1	(10)
Foreign exchange gains / (losses), net	(40)	(33)	(1)	(17)
Other income / (expenses), net	4	1	(218)	(3)
Loss before income taxes	(47,932)	(12,035)	(11,587)	(4,753)
Income taxes	307	567	439	657
Net loss	$(47,625)	$(11,468)	$(11,148)	$(4,096)
Net loss per share
Basic loss per share	$(0.92)	$(0.22)	$(0.22)	$(0.08)
Basic weighted average number of shares	51,717,720	51,660,133	51,476,822	51,253,591
Diluted loss per share	$(0.92)	$(0.22)	$(0.22)	$(0.08)
Diluted weighted average number of shares	51,717,720	51,660,133	51,476,822	51,253,591

	Three Months Ended,
(Amounts in USD thousands, except share and per share amounts)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Revenue, net	$2,903	$1,674	$1,003	$1,489
Cost of revenues	(2,744)	(1,646)	(669)	(347)
Gross profit / (loss)	159	28	334	1,142
Income from grants	197	508	86	38
Research and development expenses	(1,980)	(893)	(639)	(29)
Administrative and selling expenses	(14,318)	(13,041)	(6,596)	(7,922)
Amortization of intangibles	(717)	(310)	29	(187)
Operating loss	(16,659)	(13,708)	(6,786)	(6,958)
Fair value change of warrant liability	6,909	2,422	3,646	9,766
Finance income / (expenses), net	(24)	(14)	(3)	(10)
Foreign exchange gains / (losses), net	(42)	(15)	(10)	24
Other income / (expenses), net	(62)	(16)	10	84
Loss before income taxes	(9,878)	(11,331)	(3,143)	2,906
Income taxes	872	51	-	-
Net loss	$(9,006)	$(11,280)	$(3,143)	$2,906
Net loss per share
Basic loss per share	$(0.18)	$(0.23)	$(0.07)	$0.08
Basic weighted average number of shares	51,253,591	48,325,164	46,126,490	37,769,554
Diluted loss per share	$(0.18)	$(0.23)	$(0.07)	$0.07
Diluted weighted average number of shares	51,253,591	48,325,164	46,126,490	40,987,346