Form 10-Q
period 2023-03-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2023-05-15
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-38742

Advent Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0982969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Rutherford Avenue Boston, Massachusetts	02129
(Address of principal executive offices)	(Zip code)

(617) 655-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADN	The Nasdaq Capital Market
Warrants	ADNWW	The Nasdaq Capital Market

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

As of May 15, 2023, the registrant had 52,897,236 shares of common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”) which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability to maintain the listing of our shares of common stock and warrants on Nasdaq;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting officers, key employees or directors;

●	factors relating to our business, operations and financial performance, including:

○	our ability to control the costs associated with our operations;

○	our ability to grow and manage growth profitably;

○	our reliance on complex machinery for our operations and production;

○	the market’s willingness to adopt our technology;

○	our ability to maintain relationships with customers;

○	the potential impact of product recalls;

○	our ability to compete within our industry;

○	increases in costs, disruption of supply or shortage of raw materials;

○	risks associated with strategic alliances or acquisitions;

○	the impact of unfavorable changes in U.S. and international regulations;

○	the availability of and our ability to meet the terms and conditions for government grants and economic incentives; and

○	our ability to protect our intellectual property rights;

●	market conditions and global and economic factors beyond our control;

●	volatility of our stock price and potential share dilution;

●	future exchange and interest rates; and

●	other factors detailed within the 2022 Annual Report under the section entitled “Risk Factors.”

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors” within the 2022 Annual Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,545	$32,869
Accounts receivable	563	979
Contract assets	294	52
Inventories	14,858	12,620
Prepaid expenses and Other current assets	3,739	2,980
Total current assets	38,999	49,500
Non-current assets:
Goodwill	5,742	5,742
Intangibles, net	5,843	6,062
Property and equipment, net	20,162	17,938
Right-of-use assets	4,024	4,055
Other non-current assets	5,754	5,971
Available for sale financial asset	326	320
Total non-current assets	41,851	40,088
Total assets	$80,850	$89,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$5,397	$4,680
Deferred income from grants, current	833	801
Contract liabilities	986	1,019
Other current liabilities	5,079	4,703
Operating lease liabilities	2,424	2,280
Income tax payable	187	183
Total current liabilities	14,906	13,666
Non-current liabilities:
Warrant liability	608	998
Long-term operating lease liabilities	9,407	9,802
Defined benefit obligation	80	72
Deferred income from grants, non-current	35	50
Other long-term liabilities	746	852
Total non-current liabilities	10,876	11,774
Total liabilities	25,782	25,440
Commitments and contingent liabilities
Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at March 31, 2023 and December 31, 2022; Issued and outstanding: 52,261,643 and 51,717,720 at March 31, 2023 and December 31, 2022, respectively)	5	5
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at March 31, 2023 and December 31, 2022; nil issued and outstanding at March 31, 2023 and December 31, 2022)	-	-
Additional paid-in capital	177,081	174,509
Accumulated other comprehensive loss	(2,268)	(2,604)
Accumulated deficit	(119,750)	(107,762)
Total stockholders’ equity	55,068	64,148
Total liabilities and stockholders’ equity	$80,850	$89,588

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended March 31, (Unaudited)
	2023	2022
Revenue, net	$977	$1,256
Cost of revenues	(1,484)	(1,517)
Gross loss	(507)	(261)
Income from grants	534	508
Research and development expenses	(3,141)	(2,149)
Administrative and selling expenses	(8,489)	(10,498)
Amortization of intangibles	(221)	(699)
Operating loss	(11,824)	(13,099)
Fair value change of warrant liability	390	8,376
Finance income / (expenses), net	110	(10)
Foreign exchange gains / (losses), net	(41)	(17)
Other income / (expenses), net	173	(3)
Loss before income tax	(11,192)	(4,753)
Income taxes	(796)	657
Net loss	$(11,988)	$(4,096)
Net loss per share
Basic loss per share	(0.23)	(0.08)
Basic weighted average number of shares	52,003,168	51,253,591
Diluted loss per share	(0.23)	(0.08)
Diluted weighted average number of shares	52,003,168	51,253,591

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended March 31, (Unaudited)
	2023	2022
Net loss	$(11,988)	$(4,096)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	336	(418)
Total other comprehensive gain (loss)	336	(418)
Comprehensive loss	$(11,652)	$(4,514)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended March 31, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of December 31, 2022	-	$-	-	$-	51,717,720	$5	$174,509	$(107,762)	$(2,604)	$64,148
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	543,923	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,572	-	-	2,572
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,988)	-	(11,988)
Other comprehensive gain (Unaudited)	-	-	-	-	-	-	-	-	336	336
Balance as of March 31, 2023 (Unaudited)	-	$-	-	$-	52,261,643	$5	$177,081	$(119,750)	$(2,268)	$55,068

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended March 31, 2022
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of December 31, 2021	-	$-	-	$-	51,253,591	$5	$164,894	$(33,425)	$(1,273)	$130,201
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,861	-	-	2,861
Net loss (Unaudited)	-	-	-	-	-	-	-	(4,096)	-	(4,096)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(418)	(418)
Balance as of March 31, 2022 (Unaudited)	-	$-	-	$-	51,253,591	$5	$167,755	$(37,521)	$(1,691)	$128,548

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Three months ended March 31, (Unaudited)
	2023	2022
Net Cash used in Operating Activities	$(11,448)	$(19,311)

Cash Flows from Investing Activities:
Purchases of property and equipment	(911)	(950)
Purchases of intangible assets	-	(13)
Advances for the acquisition of property and equipment	(976)	(50)
Receipt of government grants	-	3
Net Cash used in Investing Activities	$(1,887)	$(1,010)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(13,335)	$(20,321)
Effect of exchange rate changes on cash, cash equivalent, restricted cash and restricted cash equivalents	11	(161)
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of the period	33,619	79,764
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of the period	$20,295	$59,282

Supplemental Cash Flow Information
Cash activities
Interest paid	$-	$6
Non-cash Investing and Financing Activities:
Assets acquired under operating leases	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

Overview

Advent Technologies Holdings, Inc. and its subsidiaries (collectively referred to as “Advent” and the “Company”) is an advanced materials and technology development company operating in the fuel cell and hydrogen technology space. Advent develops, manufactures and assembles the critical components that determine the performance of hydrogen fuel cells and other energy systems. To date, Advent’s principal operations have been to develop and manufacture Membrane Electrode Assembly (MEA), and fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets.

Advent has its headquarters in Boston, Massachusetts, which includes a research and development and manufacturing facility, a product development facility in Livermore, California, production facilities in Greece, Denmark, and Germany, and sales and warehousing facilities in the Philippines.

On February 4, 2021 (“Closing Date”), AMCI Acquisition Corp. (“AMCI”), consummated the business combination (the “Business Combination”) pursuant to that certain merger agreement (the “Agreement and Plan of Merger”), dated October 12, 2020, by and among AMCI, AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination for the stockholders of AMCI, Advent Technologies, Inc., a Delaware corporation (“Legacy Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the effective time for the Legacy Advent stockholders (the “Seller Representative”), as amended by Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 19, 2020 and December 31, 2020, respectively, by and among AMCI, Merger Sub, Sponsor, Legacy Advent, and Seller Representative. In connection with the closing of the Business Combination (the “Closing”), AMCI acquired 100% of the stock of Legacy Advent (as it existed immediately prior to the Closing) and its subsidiaries.

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

On June 25, 2021, the Company entered into a Share Purchase Agreement, with F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”) to acquire all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES”) together with certain outstanding shareholder loan receivables.

SerEnergy and FES were renamed to Advent Technologies A/S and Advent Technologies GmbH, respectively, following their acquisition by the Company on August 31, 2021.

The unaudited condensed consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

	Country of	Ownership Interest		Statements of Operations
Company Name	Incorporation	Direct	Indirect	2023	2022
Advent Technologies, Inc.	USA	100%	-	01/01 – 3/31	01/01 – 3/31
Advent Technologies S.A.	Greece	-	100%	01/01 – 3/31	01/01 – 3/31
Advent Technologies LLC	USA	-	100%	01/01 – 3/31	01/01 – 3/31
Advent Technologies GmbH	Germany	100%	-	01/01 – 3/31	01/01 – 3/31
Advent Technologies A/S	Denmark	100%	-	01/01 – 3/31	01/01 – 3/31
Advent Green Energy Philippines, Inc	Philippines	-	100%	01/01 – 3/31	01/01 – 3/31

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, included in the Annual Report on Form 10-K filed with the SEC on March 31, 2023.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year from the date these unaudited condensed consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As such, the accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the three months ended March 31, 2023, the Company used $11.4 million of cash in operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and the achievement of a revenue level adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of March 31, 2023 of $19.5 million will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding. In July 2022, the Company received official ratification from the European Commission of the European Union for one of the Important Projects of Common European Interest (“IPCEI”), Green HiPo. This project provides for the availability of funding of €782.1 million over the next six years. As of the issuance date of the unaudited condensed consolidated financial statements, the Company has not received an agreement which provides the terms of the funding. In addition, on April 10, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that the Company has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), from time to time over the 36 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement (the “Registration Statement”). The Registration Statement was filed on April 21, 2023 and declared effective on May 2, 2023. Per the terms of the Purchase Agreement, the Company will be unable to sell shares of the Company’s Common Stock to Lincoln Park if the sale price falls below $0.50 per share. Therefore, there is no assurance that the Company will have full access to the facility over the next twelve months. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalents as of the financial statement filing date, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

2.	Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Annual Report Form 10-K filed with the SEC on March 31, 2023.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company did not apply any new accounting policies during the three- month period ended March 31, 2023 other than those noted below.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition. As of March 31, 2023 and December 31, 2022, the Company has cash and cash equivalents which are restricted of $0.8 million. The restricted cash equivalent is a letter of credit required by the Company’s lease agreement for the Hood Park facility in Boston, MA. The letter of credit is required for the duration of the lease agreement which has a term of eight years. The lease commenced in October 2022.

The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows:

(Amounts in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
Cash and cash equivalents	$19,545	$32,869
Restricted cash and restricted cash equivalents:
Other non-current assets	750	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$20,295	$33,619

Warranties

The Company provides a warranty on fuel cells we sell for typically 2 years. The Company accrues a warranty reserve of 8% of the sale price of the fuel cells sold, which includes the Company’s best estimate of the projected costs to repair or replace items under warranties and recalls when identified. Warranty reserve is released when repairs or replacements are carried out in relation to items under warranties or when the warranty period for the fuel cell expires. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Other current liabilities, while the remaining balance is included within Other long-term liabilities on the unaudited condensed consolidated balance sheets. Warranty expense is recorded as a component of cost of revenue in the unaudited condensed consolidated statements of operations.

The changes in the accrued warranty reserve for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Balance at beginning of period	$1,048	$1,048
Additions	20	20
Settlements	(113)	(36)
Foreign exchange fluctuations	17	(21)
Balance at end of period	$972	$1,011

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted the standard on January 1, 2023, in accordance with the adoption dates for private entities applicable to it under its emerging growth company status and the standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures. The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer’s ability to pay and a credit loss estimate by conducting a credit review which includes consideration of established credit rating or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors credit exposure through active review of customer balances. The Company’s expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic and market conditions, and age of the receivables. Charges related to credit losses are included in administrative and selling expenses and are recorded in the period that the outstanding receivables are determined to be doubtful. Account balances are written-off against the allowance when they are deemed uncollectible.

Sublease

On January 9, 2023, the Company entered into a sublease agreement by and among the Company, in its capacity as sublandlord, BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord, and Hughes Boston, Inc. (“Hughes”), in its capacity as subtenant. The sublease provides for the rental by Hughes of office space at 200 Clarendon Street, Boston, MA 02116. Under the terms of the sublease, Hughes subleases 6,041 square feet at an initial fixed annual rent of $0.6 million and will increase 3.0% on each anniversary of the sublease commencement date. The term of the sublease is through March 2026 (unless terminated as provided in the sublease) and the sublease commencement date was February 1, 2023. The sublease agreement has been classified as operating lease agreement, considering the ASU 842 classification criteria. During the three months ended March 31, 2023, the Company recognized $0.1 million in rent income which is included within other income in the unaudited condensed consolidated statement of operations.

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

Convertible Bond Loan

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

Cyrus business relates to the research and experimental development in natural sciences and mechanics, the construction of pumps and hydrogen compressors and the wholesale of compressors. Hydrogen compressors are a critical part of the Hydrogen Refueling Stations (HRS) to be used by transport applications. Cyrus has developed a prototype Metal Hydride Compressor which offers unique advantages. The proceeds from the Bond Loan are to cover Cyrus’s working capital needs in the context of its operation and the product development.

Mandatory conversion of the Bond Loan will occur in the event of qualified financing which is equivalent to a share capital increase by Cyrus in the first three years from the execution of the Bond Loan agreement with a total amount over €3 million which is covered by third parties unrelated to the basic shareholders or by investors related to them.

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the three months ended March 31, 2023, the Company recognized $7 thousand of interest income related to the Bond Loan within the consolidated statements of operations. The Company did not recognize any interest income related to the Bond Loan during the three months ended March 31, 2022.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. The Company did not recognize any unrealized gain / (loss) during the three months ended March 31, 2023.

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

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023 (Unaudited)
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$326	$326
	$326	$326

Liabilities
Warrant liability	$608	$608
	$608	$608

	As of December 31, 2022
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$320	$320
	$320	$320

Liabilities
Warrant liability	$998	$998
	$998	$998

The carrying amounts of the Company’s remaining financial instruments reflected on the consolidated balance sheets and which consist of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, and other current liabilities, approximate their respective fair values due to their short-term nature.

Changes in the fair value of Level 3 assets and liabilities for the three months ended March 31, 2023 and 2022 were as follows:

Available for Sale Financial Asset (Unaudited)

(Amounts in thousands)	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Estimated fair value (beginning of period)	$320	$-
Foreign exchange fluctuations	6	-
Change in estimated fair value	-	-
Estimated fair value (end of period)	$326	$-

Warrant Liability (Unaudited)

(Amounts in thousands)	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Estimated fair value (beginning of period)	$998	$10,373
Change in estimated fair value	(390)	(8,376)
Estimated fair value (end of period)	$608	$1,997

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

The following tables provide quantitative information regarding Level 3 fair value measurement inputs as of their measurement date March 31, 2023:

Available for Sale Financial Asset

Interest Rate	8.00%
Discount Rate	8.00%
Remaining term (in years)	2.25

Warrant Liability

Stock price	$1.06
Exercise price (strike price)	$11.50
Risk-free interest rate	3.78%
Volatility	93.9%
Remaining term (in years)	2.84

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

3.	Related party disclosures

Balances with related parties

The were no outstanding balances with related parties as of March 31, 2023 and December 31, 2022.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

4.	Accounts receivable, net

Accounts receivable consist of the following:

(Amounts in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
Accounts receivable from third party customers	$884	$1,295
Less: Allowance for credit losses	(321)	(316)
Accounts receivable, net	$563	$979

5.	Inventories

Inventories consist of the following:

(Amounts in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
Raw materials and supplies	$7,802	$7,518
Work-in-process	922	547
Finished goods	6,370	4,787
Total	$15,094	$12,852
Provision for slow moving inventory	(236)	(232)
Total	$14,858	$12,620

The changes in the provision for slow moving inventory is as follows:

(Amounts in thousands)	For the Three Months Ended March 31, 2023 (Unaudited)	For the Three Months Ended March 31, 2022 (Unaudited)
Balance at beginning of period	$(232)	$(48)
Exchange differences	(4)	1
Balance at end of period	$(236)	$(47)

6.	Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

(Amounts in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
Prepaid insurance expenses	$1,307	$263
Prepaid research expenses	116	212
Prepaid rent expenses	29	32
Other prepaid expenses	267	181
Total	$1,719	$688

Prepaid insurance expenses as of March 31, 2023 and December 31, 2022 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of March 31, 2023 and December 31, 2022 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 16.

Other prepaid expenses as of March 31, 2023 and December 31, 2022 mainly include prepayments for professional fees and purchases.

Other current assets are analyzed as follows:

(Amounts in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
VAT receivable	$833	$530
Withholding tax	18	839
Grant receivable	303	265
Purchases under receipt	7	83
Guarantees	38	38
Other receivables	687	524
Accrued interest income	134	13
Total	$2,020	$2,292

7.	Goodwill and Intangible Assets

Goodwill

As of March 31, 2023 and December 31, 2022, the Company had goodwill of $5.7 million related to the acquisitions of UltraCell, SerEnergy, and FES, which is analyzed as follows:

(Amounts in thousands)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount
Goodwill on acquisition of UltraCell	$631	$-	$631
Goodwill on acquisition of SerEnergy and FES	29,399	(24,288)	5,111
Total goodwill	$30,030	$(24,288)	$5,742

Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of March 31, 2023 and December 31, 2022 is as follows:

	As of March 31, 2023 (Unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$-	$406
Total indefinite-lived intangible assets	$406	$-	$-	$406
Finite-lived intangible assets:
Patents	21,221	(3,174)	(14,634)	3,413
Process know-how (IPR&D)	2,612	(689)	-	1,923
Order backlog	266	(266)	-	-
Software	237	(136)	-	101
Total finite-lived intangible assets	$24,336	$(4,265)	$(14,634)	$5,437
Total intangible assets	$24,742	$(4,265)	$(14,634)	$5,843

	As of December 31, 2022
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$-	$406
Total indefinite-lived intangible assets	$406	$-	$-	$406
Finite-lived intangible assets:
Patents	21,221	(3,068)	(14,634)	3,519
Process know-how (IPR&D)	2,612	(582)	-	2,030
Order backlog	266	(266)	-	-
Software	233	(126)	-	107
Total finite-lived intangible assets	$24,332	$(4,042)	$(14,634)	$5,656
Total intangible assets	$24,738	$(4,042)	$(14,634)	$6,062

The Company did not record any additions to indefinite-lived intangible assets during the three months ended March 31, 2023 and 2022.

In 2021, the Company recorded $22.9 million (net carrying amount) of amortizing intangible assets, most of which were in connection with the Company’s acquisitions of UltraCell, SerEnergy, and FES. The amortizing intangible assets consist of patents, process know-how (IPR&D), order backlogs, and software which are amortized over 10 years, 6 years, 1 year, and 5 years respectively. The amortization expense for the intangible assets for the three months ended March 31, 2023 and 2022 was $0.2 million and $0.7 million, respectively.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of March 31, 2023 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2023	$674
2024	898
2025	898
2026	886
2027	725
Thereafter	1,356
Total	$5,437

8.	Property, plant and equipment, net

The Company’s property, plant and equipment, net, consisted of the following:

(Amounts in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
Land, Buildings & Leasehold Improvements	$2,028	$1,977
Machinery	9,573	8,155
Equipment	5,260	4,687
Assets under construction	11,150	10,436
	$28,011	$25,255
Less: accumulated depreciation	(7,849)	(7,317)
Total	$20,162	$17,938

During the three months ended March 31, 2023, additions to property, plant and equipment were $2.5 million, primarily consisted of machines and assets under construction related to the Hood Park facility. During the three months ended March 31, 2022, additions to property, plant and equipment of $0.9 million include leasehold improvements, machinery, office and other equipment and assets under construction.

Assets under construction mainly relate to the design and construction of Company’s leased premises at Hood Park in Charlestown, MA. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. During the three months ended March 31, 2023 and 2022, the Company did not transfer assets under construction to machinery and equipment.

Depreciation expense during the three months ended March 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

9.	Other non-current assets

Other non-current assets as of March 31, 2023 and December 31, 2022 are mostly comprised of advances to suppliers for the acquisition of fixed assets of $4.7 million and $4.9 million, respectively. As of March 31, 2023 and December 31, 2022, other non-current assets also included the letter of credit of $0.8 million related to the Hood Park facility.

10.	Trade and other payables

Trade and other payables include balances of suppliers and consulting service providers.

11.	Other current liabilities

As of March 31, 2023 and December 31, 2022, other current liabilities consist of the following:

(Amounts in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
Accrued expenses (1)	$1,639	$1,522
Other short-term payables (2)	2,633	2,260
Taxes and duties payable	111	285
Provision for unused vacation	356	300
Accrued provision for warranties, current portion (Note 16)	243	213
Social security funds	58	88
Overtime provision	39	35
Total	$5,079	$4,703

(1)	Accrued expenses are analyzed as follows:

(Amounts in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
Accrued construction fees	$476	$476
Accrued expenses for legal and consulting fees	690	159
Accrued payroll fees	271	142
Other accrued expenses	202	745
Total	$1,639	$1,522

(2)	Other short-term payables as of March 31, 2023 and December 31, 2022 include an amount of $2.0 million, respectively, which is payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES.

12.	Private Placement Warrants and Working Capital Warrants

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

As of March 31, 2023 and December 31, 2022, the Company had an aggregate of 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of March 31, 2023, the Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

13.	Other long-term liabilities

Other long-term liabilities as of March 31, 2023 and December 31, 2022 mainly include an amount of $0.7 million and $0.8 million, respectively, being the non-current portion of a total accrued warranty reserve of $1.0 million and $1.0 million, respectively.

14.	Stockholders’ Equity

Shares Authorized

As of March 31, 2023, the Company had authorized a total of 111,000,000 shares for issuance with 110,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

As of March 31, 2023 and December 31, 2022, there were 52,261,643 and 51,717,720 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

Public Warrants

In connection with the Business Combination, the Company assumed the Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 22,798 shares. Following these exercises, as of March 31, 2023, the Company’s Public Warrants amounted to 22,029,279.

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

Stock-Based Compensation Plans

2021 Equity Incentive Plan

The Company’s Board of Directors and stockholders previously approved the 2021 Equity Incentive Plan (the “Plan”) to reward certain employees and directors of the Company. The Plan has been established to advance the interests of the Company by providing for the grant to Participants of Stock and Stock-based Awards. The maximum number of shares of Common Stock that may be delivered in satisfaction of Awards under the Plan is 6,915,892 shares.

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. The Company did not grant Stock Options during the three months ended March 31, 2023.

Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.9 million and $0.9 million in respect of Stock Options granted, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the three months ended March 31, 2023:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	2,683,182	$4.18
Vested	(557,479)	$4.71
Forfeited	(30,479)	$3.61
Unvested as of March 31, 2023	2,095,224	$4.04

As of March 31, 2023, there was $7.5 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $1.7 million and $1.9 million in respect of RSUs, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, respectively. The Company also has a policy of accounting for forfeitures when they occur. The Company did not grant RSUs during the three months ended March 31, 2023.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	2,877,511	$7.34
Vested	(557,479)	$9.46
Forfeited	(31,260)	$5.68
Unvested as of March 31, 2023	2,288,772	$6.84

As of March 31, 2023, there was $13.8 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

15.	Revenue

Revenue is analyzed as follows:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands)	2023	2022
Sales of goods	$769	$676
Sales of services	208	580
Total revenue from contracts with customers	$977	$1,256

The timing of revenue recognition is analyzed as follows:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands)	2023	2022
Timing of revenue recognition
Revenue recognized at a point in time	$977	$1,256
Revenue recognized over time	-	-
Total revenue from contracts with customers	$977	$1,256

As of March 31, 2023 and December 31, 2022, Advent recognized contract assets of $0.3 million and $0.1 million, respectively, on the consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, Advent recognized contract liabilities of $1.0 million and $1.0 million, respectively, in the consolidated balance sheets. During the three months ended March 31, 2023, the Company recognized the amount of $0.2 million in revenues.

16.	Collaborative Arrangements

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

Expenses from Collaborative Arrangements

For the three months ended March 31, 2023 and 2022, an amount of $0.8 million and $0.3 million has been recognized in research and development expenses on the unaudited condensed consolidated statements of operations, respectively.

17.	Income Taxes

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

During the three months ended March 31, 2023, the Company recorded income tax expenses of $0.8 million mainly related to the Company’s recoverability reassessment of research and development tax credits in Denmark. During the three months ended March 31, 2022, the Company recorded income tax benefits of $0.7 million mainly related to net operating loss carryforwards in Denmark which resulted in a deferred tax asset. As of March 31, 2023 and December 31, 2022, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

18.	Segment Reporting and Information about Geographical Areas

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands)	2023	2022
North America	$391	$492
Europe	511	379
Asia	75	385
Total net sales	$977	$1,256

19.	Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2023.

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of March 31, 2023 and December 31, 2022, the Company did not hold any letters of guarantee.

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

The following table summarizes our contractual obligations as of March 31, 2023:

Fiscal Year Ended December 31,	Quantity (electrodes)	Quantity (pieces)	Quantity (m2)	Price (Amounts in thousands)
2023	750	162,400	3,869	$3,057
2024	-	108,000	6,000	2,635
2025	-	-	8,000	2,175
Total	750	270,400	17,869	$7,867

20.	Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss	$(11,988)	$(4,096)
Denominator:
Basic weighted average number of shares	52,003,168	51,253,591
Diluted weighted average number of shares	52,003,168	51,253,591
Net loss per share:
Basic	$(0.23)	$(0.08)
Diluted	$(0.23)	$(0.08)

Basic net loss per share is computed by dividing net loss for the periods presented by the weighted-average number of shares of Common Stock outstanding during these periods.

Diluted net loss per share is computed by dividing the net loss, by the weighted average number of shares of Common Stock outstanding for the periods, adjusted for the dilutive effect of shares of Common Stock equivalents resulting from the assumed exercise of the Public Warrants, Private Placements Warrants, Working Capital Warrants, Stock Options and RSUs. The treasury stock method was used to calculate the potential dilutive effect of these Common Stock equivalents.

As the Company incurred losses for the three months ended March 31, 2023 and 2022, the effect of including any potential shares of Common Stock in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

21.	Subsequent Events

On April 10, 2023, the Company entered into the Purchase Agreement with Lincoln Park, which provides that the Company has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of the Company’s Common Stock from time to time over the 36-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, the Company issued 635,593 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s Common Stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock.

On April 27, 2023 the Company entered into an agreement with ETTEL S.A. to purchase land and solar panel licenses in Kozani, Greece in the amount of €0.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (“2022 Annual Report”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2022 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The majority of Advent’s current revenue derives from the sale and servicing of fuel cell systems and MEAs, as well as the sale of membranes and electrodes for specific applications. Advent has also secured grant funding for a range of projects from research agencies and other organizations. Advent expects to continue to be eligible for grant funding based on its product development activities over the foreseeable future.

Business Combination

On February 4, 2021 (“Closing”), AMCI Acquisition Corp. (“AMCI”), consummated the business combination (the “Business Combination”) pursuant to On October 12, 2020, the Merger Agreement with Advent Technologies, Inc. (“Legacy Advent”), AMCI Acquisition Corp. (“AMCI”), a Delaware corporation, AMCI Merger Sub Corp., a newly-formed Delaware corporation and wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC, a Delaware limited liability company, solely in the capacity as the representative from and after the effective time of the Business Combination for the stockholders of AMCI, and Vassilios Gregoriou, in the capacity as Seller Representative, pursuant to which Merger Sub merged with and into Legacy Advent, with Legacy Advent surviving the Merger as a wholly-owned subsidiary of AMCI, and AMCI changed its name to “Advent Technologies Holdings, Inc.” Advent Technologies, Inc. is deemed the accounting predecessor and the combined entity is the successor registrant with the SEC, meaning that Advent Technologies, Inc.’s financial statements for previous periods are and will be disclosed in the Company’s current and future periodic reports filed with the SEC.

While the legal acquirer in the Merger Agreement is AMCI, for financial accounting and reporting purposes under GAAP, we have determined that Advent Technologies, Inc. is the accounting acquirer and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Advent Technologies in many respects. Under this method of accounting, AMCI is treated as the acquired entity whereby Legacy Advent is deemed to have issued common stock for the net assets and equity of AMCI, consisting mainly of cash, accompanied by a simultaneous equity recapitalization of AMCI.

In February 2021, Advent entered into a Membership Interest Purchase Agreement with Bren-Tronics, Inc. (“Bren-Tronics”) and UltraCell, LLC (“UltraCell”), a Delaware limited liability company and a direct wholly owned subsidiary of Bren-Tronics. UltraCell LLC was renamed to Advent Technologies LLC following its acquisition by Advent.

In June 2021, Advent entered into a Share Purchase Agreement, with F.E.R. fischer Edelstahlrohre GmbH, a limited liability company incorporated under the Laws of Germany (the “Seller”) to acquire all of the issued and outstanding equity interests in SerEnergy A/S, a Danish stock corporation and a wholly-owned subsidiary of the Seller (“SerEnergy”) and fischer eco solutions GmbH, a German limited liability company and a wholly-owned subsidiary of the Seller (“FES”) together with certain outstanding shareholder loan receivables. SerEnergy and FES were renamed to Advent Technologies A/S and Advent Technologies GmbH, respectively, following their acquisition by the Company on August 31, 2021.

Business Developments

Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

On April 10, 2023, Advent entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Advent has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of our common stock, par value $0.0001 (the “Common Stock”), from time to time over the 36 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, Advent also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the resale of the shares of our Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, we issued 635,593 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of our Common Stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our Common Stock.

Green HiPo Project approved by EU

On June 16, 2022, Advent announced the receipt of a notification from the Greek State informing Advent that the IPCEI Green HiPo was submitted for ratification by the EU for funding of €782.1 million, spread over six years. On July 15, 2022, Advent received official ratification from the European Commission of the EU. The Green HiPo project is designed to bring the development, design, and manufacture of HT-PEM fuel cells and electrolysers for the production of power and green hydrogen to the Western Macedonia region of Greece.

New Hood Park Research and Development (“R&D”) and Production Facility

In March 2023, Advent announced that it had opened its new R&D and manufacturing facility at Hood Park in Boston, Massachusetts. Located at the heart of one of Boston’s newest innovation and R&D communities, the state-of-the-art Hood Park facility will enable Advent to scale-up and deliver on the increasing global demand for electrochemical components in the clean energy sector by including state-of-the-art coating machines to support the seamless transition from prototypes to production runs for advanced membranes and electrodes; a complete analytical facility dedicated to quality control, performance analysis, and improving product lifetime; fuel cell and water electrolysis test stations for statistical process control and development of next-generation MEA materials, and, a mechanical engineering lab for developing automated assembly processes for MEAs. One of the products to be manufactured at Hood Park is the ion-pair Advent MEA which is currently being developed within the framework of L’Innovator, Advent’s joint development program with the U.S. Department of Energy. Advent intends that its proprietary fuel cell products such as Serene and Honey Badger 50™ will use the ion-pair Advent MEAs beginning in 2024.

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

On March 23, 2023, Hyundai announced a successful technology assessment with Advent and following its success, Advent and Hyundai entered into a Joint Development Agreement (“JDA”). Under the agreement, Hyundai and Advent will work together to further develop HMC-Advent Ion Pair™ MEA, establish commercial criteria for MEA supply, and evaluate Advent’s advanced fuel cell technology for Hyundai’s heavy-duty and/or stationary application. Additionally, the parties will introduce advanced cooling technologies for mobility HT-PEM fuel cell stacks. Advent will work closely as Hyundai evaluates these stack cooling technologies and ensure optimal performance under different operating conditions.

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

Advent and BASF Environmental Catalyst and Metal Solutions (“BASF”)

On May 9, 2023, Advent and BASF, a global leader in precious metals and catalysis, jointly announced a new agreement to join efforts in building a closed loop component supply chain for fuel cells and enter discussions to extend the partnership into the field of water electrolysis. For 20 years, BASF has been a leader in membrane and MEA technology for HT-PEM fuel cells with a strong foundation in precious metal services and catalysis. HT-PEM fuel cells operate at 120 to 180°C, offer a broad operating window and tolerate impurities in the hydrogen fuel source. The fuel cells also enable simplified cooling and need no humidification. Advent offers competitive fuel cell systems for stationary and portable applications based on methanol and on-site reforming. In the future, HT-PEM fuel cells will also be available for heavy duty mobility and marine power. The scope of the agreement includes BASF’s role in scaling up MEA production at Advent’s planned state-of-the-art manufacturing facility in Western Macedonia, Greece, while offering Advent its full portfolio of products and services to enable circularity in key materials. Both companies will cooperate on BASF’s latest membrane development, Celtec®-Z, and the new Ion Pair™ MEA by Advent, aiming for improved performance, lifetime and cost competitiveness.

Collaboration with Siemens Energy AG (“Siemens”)

On February 9, 2023, we announced a new maritime collaboration with Siemens, a globally renowned energy technology company, offering sustainable solutions across the entire energy value chain. Advent and Siemens will work together to develop a 50kW–500kW maritime fuel cell solution for a range of superyachts, which will provide a sustainable and reliable source of auxiliary power and offer improved power density. This maritime fuel cell solution is initially expected to be used as a hybrid power source, enabling clean electricity generation instead of using conventional diesel engines and generators for procedures such as anchoring and maneuvering. As part of the agreement, Siemens has placed an initial order for twenty of Advent’s methanol-powered Serene fuel cell systems. Following the completion of this project, the two parties will explore the potential of developing similar solutions for a wider range of business applications beyond maritime, such as industrial power solutions.

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

At the same time, the project aims to integrate the next generation of Advent’s fuel cells. These fuel cells will be based on Advent’s next-generation membrane electrode assembly, which is currently being developed within the framework of L’Innovator, Advent’s joint development program with the U.S. Department of Energy. Aiming to meet the ever-growing power requirements of the maritime industry, Advent’s next-generation fuel cells are expected to demonstrate a significant increase in lifetime, efficiency, and electrical output.

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

Launch of the Honey Badger 50™ Fuel Cell System

On August 4, 2022, we announced the launch of our HB50 power system, a compact portable fuel cell system and quiet power supply for use in off-grid field applications such as military and rescue operations. The launch of Advent’s portable power system coincided with Advent’s fulfilment of its first shipment order from the U.S. Department of Defense. The HB50 power system can be fueled by biodegradable methanol, allowing near silent generation of up to 50W of continuous power with clean emissions. Designed for covert operations, HB50 can easily power radio and satellite communications gear, remote fixed and mobile surveillance systems, and laptop computers along with more general battery charging needs. HB50 is a unique technology that can provide 65% of weight savings versus batteries over a typical 72-hour mission. The weight savings benefit increases further for longer missions.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of March 31, 2023, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Basis of Presentation

Advent’s consolidated financial statements have been prepared in accordance with U.S. GAAP. Advent has determined that it operates in one reportable segment. See Note 1 “Basis of Presentation” in the accompanying consolidated financial statements for more information.

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

Administrative and Selling Expenses

Administrative and selling expenses consist of travel expenses, indirect labor costs, fees paid to consultants, third parties and service providers, taxes and duties, legal and audit fees, depreciation, business development salaries and limited marketing activities, and incentive and stock-based compensation expense. Advent expects administrative and selling expenses to increase in line with production and revenue as the business scales up, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services. Depreciation is also expected to increase as we invest in fixed assets in support of the scale-up of the business.

Other Income / (Expenses), net

Other income / (expenses) consist of additional de minimis incidental income / (expenses) incurred by the business. These income / (expenses) are expected to remain at a de minimis level in the future.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $0.4 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

Finance income / (expenses), net

Finance income / (expenses) consist mainly of bank and interest charges.

Foreign Exchange Gains / (Losses), net

Foreign exchange gains / (losses) consists of foreign exchange gains or losses on transactions denominated in foreign currencies and on translation of monetary items denominated in foreign currencies. As Advent scales up, our foreign exchange exposure is likely to increase given its revenues are denominated in both euros and dollars, and a portion of the our costs are denominated in euros and Danish krone.

Amortization of intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell were the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years, for which amortization expense of $0.1 million and $0.1 million has been recognized for the three months ended March 31, 2023 and 2022, respectively.

The intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES were the Patents amounting to $16.9 million, the Process know-how (IPR&D) amounting to $2.6 million and the Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year. Amortization expense of $0.1 million and $0.6 million has been recognized in relation to these intangibles for the three months ended March 31, 2023 and 2022, respectively. The reduction in the amortization expense is due to significant impairment charges that were recognized in the fourth quarter of 2022.

Income taxes

During the three months ended March 31, 2023, we recorded income tax expenses of $0.8 million mainly related to management’s recoverability reassessment of research and development tax credits in Denmark. During the three months ended March 31, 2022, we recorded income tax benefits of $0.7 million mainly related to net operating loss carryforwards in Denmark which resulted in a deferred tax asset. As of March 31, 2023 and December 31, 2022, we provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2023 and 2022, and the changes between periods.

	Three months ended March 31, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2023	2022	$ change	% change
Revenue, net	$977	$1,256	$(279)	(22.2)%
Cost of revenues	(1,484)	(1,517)	33	(2.2)%
Gross loss	(507)	(261)	(246)	94.3%
Income from grants	534	508	26	5.1%
Research and development expenses	(3,141)	(2,149)	(992)	46.2%
Administrative and selling expenses	(8,489)	(10,498)	2,009	(19.1)%
Amortization of intangibles	(221)	(699)	478	(68.4)%
Operating loss	(11,824)	(13,099)	1,275	(9.7)%
Fair value change of warrant liability	390	8,376	(7,986)	(95.3)%
Finance income / (expenses), net	110	(10)	120	(1,200.0)%
Foreign exchange gains / (losses), net	(41)	(17)	(24)	141.2%
Other income / (expenses), net	173	(3)	176	(5,866.7)%
Loss before income tax	(11,192)	(4,753)	(6,439)	135.5%
Income tax	(796)	657	(1,453)	N/A
Net loss	$(11,988)	$(4,096)	$(7,892)	192.7%
Net loss per share
Basic loss per share	(0.23)	(0.08)	(0.15)	N/A
Basic weighted average number of shares	52,003,168	51,253,591	N/A	N/A
Diluted loss per share	(0.23)	(0.08)	(0.15)	N/A
Diluted weighted average number of shares	52,003,168	51,253,591	N/A	N/A

Revenue, net

Our total revenue from product sales decreased by approximately $0.3 million from approximately $1.3 million in the three months ended March 31, 2022 to approximately $1.0 million in the three months ended March 31, 2023. The decrease was driven by a decline in volume of fuel cell systems and components in the three months ended March 31, 2023.

Cost of Revenues

Cost of revenues decreased by approximately $33 thousand from approximately $1.5 million in the three months ended March 31, 2022 to approximately $1.5 million in the three months ended March 31, 2023. The decrease in cost of revenues was related to the decrease in revenue during the period.

Gross loss, which is revenue, net minus the cost of revenue, increased to $0.5 million in the three months ended March 31, 2023 from $0.3 million in the three months ended March 31, 2022.

Research and Development Expenses

Research and development expenses were approximately $3.1 million and $2.1 million in the three months ended March 31, 2023 and 2022, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $8.5 million in the three months ended March 31, 2023, and $10.5 million in the three months ended March 31, 2022. The decrease was primarily due to administrative cost reductions implemented throughout 2022 and a reduction in the directors and officers insurance expense in the three months ended March 31, 2023.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $0.4 million and $8.4 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. Our ability to meet our liquidity needs will largely depend on our ability to generate cash in the future. During the three months ended March 31, 2023, we used $11.4 million of cash in operating activities, and our ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. The transition to profitability is dependent upon the successful development, approval, and commercialization of our products and the achievement of a revenue level adequate to support our cost structure. Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2023 of $19.5 million will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional funding. In July 2022, we received official ratification from the European Commission of the European Union for one of the Important Projects of Common European Interest (“IPCEI”), Green HiPo. This project provides for the availability of funding of €782.1 million over the next six years. As of the issuance date of the unaudited condensed consolidated financial statements, we have not received an agreement which provides the terms of the funding. In addition, on April 10, 2023, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that we have the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of our common stock, par value $0.0001 (the “Common Stock”), from time to time over the 36 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the resale of the shares of our Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement (the “Registration Statement”). The Registration Statement was filed on April 21, 2023 and declared effective on May 2, 2023. Per the terms of the Purchase Agreement, we will be unable to sell shares of our Common Stock to Lincoln Park if the sale price falls below $0.50 per share. Therefore, there is no assurance that we will have full access to the facility over the next twelve months. If we are unable to obtain sufficient funding, we could be required to delay our development efforts, limit activities and reduce research and development costs, which could adversely affect our business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalents as of the financial statement filing date, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2023 and 2022, and the changes between periods.

	Three Months Ended March 31, (unaudited)
(Amounts in thousands)	2023	2022	$ change	% change
Net Cash used in Operating Activities	$(11,448)	$(19,311)	$7,863	(40.7)%

Cash Flows from Investing Activities:
Purchases of property and equipment	(911)	(950)	39	(4.1)%
Purchases of intangible assets	-	(13)	13	N/A
Advances for the acquisition of property and equipment	(976)	(50)	(926)	1,852.0%
Receipt of government grants	-	3	(3)	N/A
Net Cash used in Investing Activities	$(1,887)	$(1,010)	$(877)	86.8%

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(13,335)	$(20,321)	$6,986	(34.4)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	11	(161)	172	(106.8)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	33,619	79,764	(46,145)	(57.9)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of period	$20,295	$59,282	$(38,987)	(65.8)%

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

Net cash used in operating activities was approximately $(11.4) million and $(19.3) million for the three months ended March 31, 2023 and 2022, respectively, which related to outflows in connection with administrative and selling expenses, an increase in inventory, research and development expenses, and costs associated with insurances services and other personnel costs. Operating cash flow for the three months ended March 31, 2022 also included payments of signing bonuses, incentive compensation and executive severance.

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities was approximately $(1.9) million and $(1.0) million for the three months ended March 31, 2023 and 2022, respectively, which mostly related to the acquisition of plant and equipment.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of March 31, 2023 and December 31, 2022, Advent recognized contract assets of $0.3 million and $0.1 million, respectively, on the consolidated balance sheets.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of March 31, 2023 and December 31, 2022, Advent recognized contract liabilities of $1.0 million and $1.0 million, respectively, in the consolidated balance sheets. During the three months ended March 31, 2023 and 2022, we recognized $0.2 million and $0.1 million in revenues, respectively.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the three months ending March 31, 2023.

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

In accordance with ASC 606, revenue is recognized when control of the promised goods or services are transferred to a customer in an amount that reflects the consideration that Advent expects to receive in exchange for those services. We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its arrangements:

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

Goodwill

Advent allocates the fair value of purchase consideration transferred in a business acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired licenses, trade names, in process research and development (“R&D”), useful lives and discount rates, patents, customer clientele, customer contracts and know-how. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, Advent may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.

For significant acquisitions, the Advent obtains independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Advent analyzes each acquisition individually and all acquisitions within each reporting period in aggregate to determine if those are material acquisitions in the context of ASC 805-10-50.

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

We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, or more frequently, if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. In testing goodwill for impairment, we first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. When Advent determines a fair value test is necessary, we estimates the fair value of a reporting unit and compare the result with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. Currently, we have identified three reporting units.

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

For the three months ended March 31, 2023 and 2022, net income tax (expenses) benefits of $(0.8) million and $0.7 million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. Advent is subject to income tax examinations by major taxing authorities.

Advent and its U.S. subsidiaries may be subject to potential examination by U.S. federal, state and city, while Advent’s subsidiaries outside U.S. may be subject to potential examination by their taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the U.S. federal, state and city, and tax laws in the countries where business activities of Advent’s subsidiaries are conducted. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Warrant Liability

Advent accounts for the 26,369,557 warrants (comprising of 22,029,279 Public Warrants and 3,940,278 Private Placement Warrants) issued in connection with the initial public offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, we classify these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the three months ended March 31, 2023 and 2022.

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

Supplemental Non-GAAP Measures and Reconciliations

In addition to providing measures prepared in accordance with GAAP, we present certain supplemental non-GAAP measures. These measures are EBITDA, Adjusted EBITDA and Adjusted Net Income / (Loss), which we use to evaluate our operating performance, for business planning purposes and to measure our performance relative to that of our peers. These non-GAAP measures do not have any standardized meaning prescribed by GAAP and therefore may differ from similar measures presented by other companies and may not be comparable to other similarly titled measures. We believe these measures are useful in evaluating the operating performance of Advent’s ongoing business. These measures should be considered in addition to, and not as a substitute for net income, operating expense and income, cash flows and other measures of financial performance and liquidity reported in accordance with GAAP. The calculation of these non-GAAP measures has been made on a consistent basis for all periods presented.

EBITDA and Adjusted EBITDA

These supplemental non-GAAP measures are provided to assist readers in determining our operating performance. We believe this measure is useful in assessing performance and highlighting trends on an overall basis. We also believe EBITDA and Adjusted EBITDA are frequently used by securities analysts and investors when comparing our results with those of other companies. EBITDA differs from the most comparable GAAP measure, net income / (loss), primarily because it does not include interest, income taxes, depreciation of property, plant and equipment, and amortization of intangible assets. Adjusted EBITDA adjusts EBITDA for items such as one-time transaction costs, asset impairment charges, and fair value changes in the warrant liability.

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

EBITDA and Adjusted EBITDA	Three months ended March 31, (Unaudited)
(in Millions of US dollars)	2023	2022	$ change
Net loss	$(11.99)	$(4.10)	(7.89)
Depreciation of property and equipment	$0.40	$0.42	(0.02)
Amortization of intangibles	$0.22	$0.70	(0.48)
Finance income / (expenses), net	$(0.11)	$0.01	(0.12)
Other income / (expenses), net	$(0.17)	$-	(0.17)
Foreign exchange differences, net	$0.04	$0.02	0.02
Income taxes	$0.80	$(0.66)	1.46
EBITDA	$(10.81)	$(3.61)	(7.20)
Net change in warrant liability	$(0.39)	$(8.38)	7.99
Adjusted EBITDA	$(11.20)	$(11.99)	0.79

Adjusted Net Loss

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three months ended March 31, 2023 and 2022.

Adjusted Net Loss	Three months ended March 31, (unaudited)
(in Millions of US dollars)	2023	2022	$ change
Net loss	$(11.99)	$(4.10)	(7.89)
Net change in warrant liability	$(0.39)	$(8.38)	7.99
Adjusted Net Loss	$(12.38)	$(12.48)	0.10

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of March 31, 2023, Advent had an unrestricted cash balance of approximately $19.5 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, for a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading “Risk Factors” in our 2022 Annual Report. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, results of operations, cash flows or prospects. There are no material changes to the risk factors described in the 2022 Annual Report.

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

Date: May 15, 2023	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Kevin Brackman
Kevin Brackman
Chief Financial Officer
(Authorized Officer; Principal Financial and Accounting Officer)