Form 10-Q
period 2023-06-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2023-08-14
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, the registrant had 59,983,339 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

i

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

ii

Advent Technologies Holdings, Inc.

iii

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,052	$32,869
Restricted cash, current	1,996	-
Accounts receivable, net	1,020	979
Contract assets	51	52
Inventories	15,164	12,620
Prepaid expenses and Other current assets	3,185	2,980
Total current assets	31,468	49,500
Non-current assets:
Goodwill	-	5,742
Intangibles, net	1,909	6,062
Property and equipment, net	20,507	17,938
Right-of-use assets	3,829	4,055
Restricted cash, non-current	750	750
Other non-current assets	5,113	5,221
Available for sale financial asset	326	320
Total non-current assets	32,434	40,088
Total assets	$63,902	$89,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$6,545	$4,680
Deferred income from grants, current	990	801
Contract liabilities	951	1,019
Other current liabilities	2,321	4,703
Operating lease liabilities	2,385	2,280
Income tax payable	187	183
Total current liabilities	13,379	13,666
Non-current liabilities:
Warrant liability	177	998
Long-term operating lease liabilities	9,036	9,802
Defined benefit obligation	86	72
Deferred income from grants, non-current	421	50
Other long-term liabilities	744	852
Total non-current liabilities	10,464	11,774
Total liabilities	23,843	25,440
Commitments and contingent liabilities
Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000 and 110,000,000 at June 30, 2023 and December 31, 2022, respectively; Issued and outstanding: 58,420,207 and 51,717,720 at June 30, 2023 and December 31, 2022, respectively)	6	5
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at June 30, 2023 and December 31, 2022; nil issued and outstanding at June 30, 2023 and December 31, 2022)	-	-
Additional paid-in capital	183,908	174,509
Accumulated other comprehensive loss	(2,274)	(2,604)
Accumulated deficit	(141,581)	(107,762)
Total stockholders’ equity	40,059	64,148
Total liabilities and stockholders’ equity	$63,902	$89,588

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Revenue, net	$1,112	$2,225	$2,089	$3,481
Cost of revenues	(1,905)	(2,270)	(3,389)	(3,787)
Gross loss	(793)	(45)	(1,300)	(306)
Income from grants	660	209	1,194	717
Research and development expenses	(2,883)	(2,642)	(6,024)	(4,791)
Administrative and selling expenses	(8,331)	(7,956)	(16,820)	(18,454)
Sublease income	138	-	265	-
Amortization of intangibles	(188)	(718)	(409)	(1,417)
Credit loss – customer contracts	(127)	-	(127)	-
Impairment losses	(9,763)	-	(9,763)	-
Operating loss	(21,287)	(11,152)	(32,984)	(24,251)
Fair value change of warrant liability	99	(217)	489	8,159
Finance income / (expenses), net	8	1	118	(9)
Foreign exchange gains / (losses), net	159	(1)	118	(18)
Other income / (expenses), net	(806)	(218)	(760)	(221)
Loss before income tax	(21,827)	(11,587)	(33,019)	(16,340)
Income taxes	(4)	439	(800)	1,096
Net loss	$(21,831)	$(11,148)	$(33,819)	$(15,244)
Net loss per share
Basic loss per share	(0.41)	(0.22)	(0.64)	(0.30)
Basic weighted average number of shares	53,417,230	51,476,822	52,714,105	51,365,823
Diluted loss per share	(0.41)	(0.22)	(0.64)	(0.30)
Diluted weighted average number of shares	53,417,230	51,476,822	52,714,105	51,365,823

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
	2023	2022	2023	2022
Net loss	$(21,831)	$(11,148)	$(33,819)	$(15,244)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	(6)	(1,441)	330	(1,859)
Total other comprehensive loss	(6)	(1,441)	330	(1,859)
Comprehensive loss	$(21,837)	$(12,589)	$(33,489)	$(17,103)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended June 30, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of March 31, 2023 (Unaudited)	-	$-	-	$-	52,261,643	$5	$177,081	$(119,750)	$(2,268)	$55,068
Issuance of common stock (Unaudited)					6,029,532	1	4,178			4,179
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	129,032	0	-	-	-	0
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,317	-	-	2,317
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	332	-	-	332
Net loss (Unaudited)	-	-	-	-	-	-	-	(21,831)	-	(21,831)
Other comprehensive gain (Unaudited)	-	-	-	-	-	-	-	-	(6)	(6)
Balance as of June 30, 2023 (Unaudited)	-	$-	-	$-	58,420,207	$6	$183,908	$(141,581)	$(2,274)	$40,059

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

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Six Months Ended June 30, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of December 31, 2022	-	$-	-	$-	51,717,720	$5	$174,509	$(107,762)	$(2,604)	$64,148
Issuance of common stock (Unaudited)					6,029,532	1	4,178			4,179
Stock issued under stock compensation plan (Unaudited)					672,955	0	-			0
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	4,889	-	-	4,889
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	332	-	-	332
Net loss (Unaudited)	-	-	-	-	-	-	-	(33,819)	-	(33,819)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	330	330
Balance as of June 30, 2023 (Unaudited)	-	$-	-	$-	58,420,207	$6	$183,908	$(141,581)	$(2,274)	$40,059

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

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Six months ended June 30,
	(Unaudited)
	2023	2022
Net Cash used in Operating Activities	$(18,899)	$(29,356)

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,348)	(2,673)
Purchases of intangible assets	-	(121)
Advances for the acquisition of property and equipment	(1,214)	-
Acquisition of available for sale financial assets	-	(328)
Acquisition of subsidiaries	(1,864)	-
Net Cash used in Investing Activities	$(5,426)	$(3,122)

Cash Flows from Financing Activities:
Proceeds of issuance of common stock and paid-in capital	3,410	-
Net Cash provided by Financing Activities	$3,410	$-

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(20,915)	$(32,478)

Effect of exchange rate changes on cash, cash equivalent, restricted cash and restricted cash equivalents	94	(750)
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of the period	33,619	79,764
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of the period	$12,798	$46,536

Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$10,052	$45,786
Restricted cash, current	1,996	-
Restricted cash, non-current	750	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,798	$46,536

Supplemental Cash Flow Information
Cash activities
Interest paid	$16	$7

Non-cash Investing and Financing Activities:
Assets acquired under operating leases	$-	$1,594
Issuance of common stock and paid-in capital	$769	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

Overview

Advent Technologies Holdings, Inc. and its subsidiaries (collectively referred to as “Advent” or the “Company”) is an advanced materials and technology development company operating in the fuel cell and hydrogen technology space. Advent develops, manufactures and assembles the critical components that determine the performance of hydrogen fuel cells and other energy systems. To date, Advent’s principal operations have been to develop and manufacture Membrane Electrode Assembly (MEA), and fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets.

Advent has its headquarters in Boston, Massachusetts, which includes a research and development and manufacturing facility, a product development facility in Livermore, California, production facilities in Greece, Denmark, and Germany, and sales and warehousing facilities in the Philippines.

On February 4, 2021 (“Closing Date”), AMCI Acquisition Corp. (“AMCI”), consummated the business combination (the “Business Combination”) pursuant to that certain merger agreement (the “Agreement and Plan of Merger”), dated October 12, 2020, by and among AMCI, AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination for the stockholders of AMCI, Advent Technologies, Inc., a Delaware corporation (“Legacy Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the effective time for the Legacy Advent stockholders (the “Seller Representative”), as amended by Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 19, 2020 and December 31, 2020, respectively, by and among AMCI, Merger Sub, Sponsor, Legacy Advent, and Seller Representative. In connection with the closing of the Business Combination (the “Closing” or “Closing Date”), AMCI acquired 100% of the stock of Legacy Advent (as it existed immediately prior to the Closing) and its subsidiaries.

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

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), issued to Legacy Advent’s stockholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Advent Preferred Stock (“Preferred Series A” and “Preferred Series Seed”) and Legacy Advent common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination Agreement. Activity within the statement of changes in stockholders’ equity / (deficit) for the issuances of Legacy Advent’s Preferred Stock, were also retroactively converted to Legacy Advent common stock.

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

The unaudited condensed consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

	Country of	Ownership Interest		Statements of Operations
Company Name	Incorporation	Direct	Indirect	2023	2022
Advent Technologies, Inc.	USA	100%	-	01/01 – 6/30	01/01 – 6/30
Advent Technologies S.A.	Greece	-	100%	01/01 – 6/30	01/01 – 6/30
Advent Technologies LLC	USA	-	100%	01/01 – 6/30	01/01 – 6/30
Advent Technologies GmbH	Germany	100%	-	01/01 – 6/30	01/01 – 6/30
Advent Technologies A/S	Denmark	100%	-	01/01 – 6/30	01/01 – 6/30
Advent Green Energy Philippines, Inc	Philippines	-	100%	01/01 – 6/30	01/01 – 6/30

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, included in the Annual Report on Form 10-K filed with the SEC on March 31, 2023. We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the six months ended June 30, 2023, the Company used $18.9 million of cash in operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and the achievement of a revenue level adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of June 30, 2023 of $10.1 million will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding. In July 2022, the Company received official ratification from the European Commission of the European Union for one of the Important Projects of Common European Interest (“IPCEI”), Green HiPo. This project provides for the availability of funding of €782.1 million over the next six years. As of the issuance date of the unaudited condensed consolidated financial statements, the Company has not received an agreement which provides the terms of the funding. In addition, on April 10, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that the Company has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of the Company’s Common Stock, from time to time over the 36 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement (the “Registration Statement”). The Registration Statement was filed on April 21, 2023 and declared effective on May 2, 2023. Per the terms of the Purchase Agreement, the Company will be unable to sell shares of the Company’s Common Stock to Lincoln Park if the sale price falls below $0.50 per share. On June 2, 2023, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), for an at-the-market equity program under which it may sell up to $50 million of shares of the Company’s Common Stock from time to time through the Agent. The Company has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Shares under the ATM Agreement and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement. The ATM Offering will terminate upon the earlier of (i) the issuance and sale of all shares of our Common Stock subject to the ATM Agreement, or (ii) the termination of the ATM Agreement as permitted therein. There is no assurance that the Company will have full access to either facility over the next twelve months. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalents as of the financial statement filing date, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

2.	Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 31, 2023.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company did not apply any new accounting policies during the six-month period ended June 30, 2023 other than those noted below.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition. As of June 30, 2023 and December 31, 2022, the Company has cash and cash equivalents which are restricted of $2.7 million and $0.8 million, respectively. The restricted cash, current is cash the Company received on behalf of other grant partners and is offset by a corresponding liability in trade and other current payables. The restricted cash, non-current is a letter of credit required by the Company’s lease agreement for the Hood Park facility in Boston, MA. The letter of credit is required for the duration of the lease agreement which has a term of eight years. The lease commenced in October 2022.

The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows:

	June 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Cash and cash equivalents	$10,052	$32,869
Restricted cash, current	1,996	-
Restricted cash, non-current	750	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$12,798	$33,619

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

The changes in the accrued warranty reserve for the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$972	$1,012	$1,047	$1,048
Additions	53	10	73	30
Settlements	(55)	(32)	(168)	(68)
Foreign exchange fluctuations	(1)	(65)	17	(85)
Balance at end of period	$969	$925	$969	$925

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted the standard on January 1, 2023, in accordance with the adoption dates for private entities applicable to it under its emerging growth company status and the standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures. The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer’s ability to pay and a credit loss estimate by conducting a credit review which includes consideration of established credit rating or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors credit exposure through active review of customer balances. The Company’s expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic and market conditions, and age of the receivables. Charges related to credit losses are included in Credit loss – customer contracts and are recorded in the period that the outstanding receivables are determined to be doubtful. Account balances are written-off against the allowance when they are deemed uncollectible.

Sublease

On January 9, 2023, the Company entered into a sublease agreement by and among the Company, in its capacity as sublandlord, BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord, and Hughes Boston, Inc. (“Hughes”), in its capacity as subtenant. The sublease provides for the rental by Hughes of office space at 200 Clarendon Street, Boston, MA 02116. Under the terms of the sublease, Hughes subleases 6,041 square feet at an initial fixed annual rent of $0.6 million and will increase 3.0% on each anniversary of the sublease commencement date. The term of the sublease is through March 2026 (unless terminated as provided in the sublease) and the sublease commencement date was February 1, 2023. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.3 million, respectively, in rent income which is included as sublease income in the unaudited condensed consolidated statement of operations.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the three and six months ended June 30, 2023, the Company recognized $7 thousand and $13 thousand, respectively, of interest income related to the Bond Loan within the consolidated statements of operations. The Company did not recognize any interest income related to the Bond Loan during the three and six months ended June 30, 2022.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. The Company did not recognize any unrealized gain / (loss) during the three and six months ended June 30, 2023 and 2022.

Warrant Liability

As a result of the Business Combination, the Company assumed a warrant liability (the “Warrant Liability”) related to previously issued 3,940,278 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, originally sold to AMCI Sponsor LLC (the “Sponsor”) in a private placement consummated in connection with AMCI’s initial public offering (the “Private Placement Warrants”) and the 400,000 warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, converted from the Sponsor’s non-interest bearing loan to the Company of $0.4 million in connection with the closing of the Business Combination (the “Working Capital Warrants”) (Note 14). The Private Placement Warrants and the Working Capital Warrants have substantially the same terms as the 24,399,418 warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, issued by AMCI in its initial public offering (the “Public Warrants”). As of June 30, 2023, the Company had an aggregate of 1,970,139 Private Placement Warrants and Working Capital Warrants outstanding.

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023
	(Unaudited)
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$326	$326
	$326	$326

Liabilities
Warrant liability	$177	$177
	$177	$177

	As of December 31, 2022
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$320	$320
	$320	$320

Liabilities
Warrant liability	$998	$998
	$998	$998

The carrying amounts of the Company’s remaining financial instruments reflected on the consolidated balance sheets and which consist of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, and other current liabilities, approximate their respective fair values due to their short-term nature.

Changes in the fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2023 and 2022 were as follows:

Available for Sale Financial Asset
	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Estimated fair value (beginning of period)	$326	$-	$320	$-
Estimated fair value of available for sale financial asset acquired	-	311	-	311
Foreign exchange fluctuations	-	-	6	-
Change in estimated fair value	-	-	-	-
Estimated fair value (end of period)	$326	$311	$326	$311

Warrant Liability
	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Estimated fair value (beginning of period)	$608	$1,997	$998	$10,373
Change in estimated fair value	(99)	217	(489)	(8,159)
Reclassification of private placement warrants	(332)	-	(332)	-
Estimated fair value (end of period)	$177	$2,214	$177	$2,214

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

The following tables provide quantitative information regarding Level 3 fair value measurement inputs as of their measurement date of June 30, 2023:

Available for Sale Financial Asset
Interest Rate	8.00%
Discount Rate	8.00%
Remaining term (in years)	1.90

Warrant Liability
Stock price	$0.59
Exercise price (strike price)	$11.50
Risk-free interest rate	4.54%
Volatility	114.7%
Remaining term (in years)	2.59

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

3.	Related party disclosures

Balances with related parties

The were no outstanding balances with related parties as of June 30, 2023 and December 31, 2022.

Transactions with related parties

Related party transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by the related parties.

4.	Accounts receivable, net

Accounts receivable consist of the following:

	June 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Accounts receivable from third party customers	$1,401	$1,295
Less: Allowance for credit losses	(381)	(316)
Accounts receivable, net	$1,020	$979

5.	Inventories

Inventories consist of the following:

	June 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Raw materials and supplies	$8,086	$7,518
Work-in-process	618	547
Finished goods	6,696	4,787
Total	$15,400	$12,852
Provision for slow moving inventory	(236)	(232)
Total	$15,164	$12,620

The changes in the provision for slow moving inventory is as follows:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$(236)	$(47)	$(232)	$(48)
Exchange differences	-	3	(4)	4
Balance at end of period	$(236)	$(44)	$(236)	$(44)

6.	Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

	June 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Prepaid insurance expenses	$925	$263
Prepaid research expenses	3	212
Prepaid rent expenses	14	32
Other prepaid expenses	259	181
Total	$1,201	$688

Prepaid insurance expenses as of June 30, 2023 and December 31, 2022 mainly include prepayments to insurers for directors’ and officers’ insurance for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of June 30, 2023 and December 31, 2022 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 16.

Other prepaid expenses as of June 30, 2023 and December 31, 2022 mainly include prepayments for professional fees and purchases.

Other current assets are analyzed as follows:

	June 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
VAT receivable	$702	$530
Withholding tax	19	839
Grant receivable	527	265
Purchases under receipt	5	83
Guarantees	38	38
Other receivables	578	524
Accrued interest income	35	13
Accrued sublease income	80	-
Total	$1,984	$2,292

7.	Goodwill and Intangible Assets

Goodwill

As of December 31, 2022, the Company had goodwill of $5.7 million related to the acquisitions of UltraCell, SerEnergy, and FES, which is analyzed as follows:

(Amounts in thousands)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount
Goodwill on acquisition of UltraCell	$631	$-	$631
Goodwill on acquisition of SerEnergy and FES	29,399	(24,288)	5,111
Total goodwill	$30,030	$(24,288)	$5,742

The Company performed a qualitative analysis for the quarter ended June 30, 2023 and determined that triggering events for two of the Company’s reporting units, UltraCell and SerEnergy / FES, had occurred which would require testing goodwill and long-lived assets, including definite-lived intangibles, for impairment.

The Company considered the triggering events related to current and expected future economic and market conditions and their impact on the Company, as well as the current revenue forecasts. Given certain market factors, the Company determined that these triggering events had occurred and would require a quantitative analysis to be performed.

As a part of the impairment assessment, the Company updated significant fair value input assumptions including revenues, margin, and capital expenditures to reflect current market conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in higher discount rates.

UltraCell Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company is phasing out use of the UltraCell trade name and therefore recognized an impairment charge of $0.4 million during the period. The Patented Technology was valued with the multi-period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 17.7% from 11.6% at the time of the acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was less than the current carrying value and therefore recognized an impairment charge of $3.3 million during the period. The Company determined that the fair value of the reporting unit utilizing the updated forecast was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $0.6 million.

SerEnergy and FES Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog in conjunction with the SerEnergy and FES acquisition. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. All other finite-lived intangible assets related to the SerEnergy and FES acquisition were previously fully amortized or impaired. The Company determined that the fair value of the reporting unit was $13.6 million utilizing the updated forecast, which was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $5.1 million.

In the event there are further adverse changes in the Company’s projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, the Company may be required to record non-cash impairment charges to its intangible assets and/or long-lived assets. Such non-cash charges could have a material adverse effect on the Company’s consolidated statements of operations and balance sheets in the reporting period of the charge. The assessment is sensitive to broader market conditions, including the discount rate and market multiples, and to the Company’s estimated future cash flows.

As of June 30, 2023, the Company fully impaired goodwill:

(Amounts in thousands)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount
Goodwill on acquisition of UltraCell	$631	$(631)	$-
Goodwill on acquisition of SerEnergy and FES	29,399	(29,399)	-
Total goodwill	$30,030	$(30,030)	$-

Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of June 30, 2023 and December 31, 2022 is as follows:

	As of June 30, 2023
	(Unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$(406)	$-
Total indefinite-lived intangible assets	$406	$-	$(406)	$-
Finite-lived intangible assets:
Patents	21,221	(3,247)	(17,974)	-
Process know-how (IPR&D)	2,612	(798)	-	1,814
Order backlog	266	(266)	-	-
Software	237	(142)	-	95
Total finite-lived intangible assets	$24,336	$(4,453)	$(17,974)	$1,909
Total intangible assets	$24,742	$(4,453)	$(18,380)	$1,909

	As of December 31, 2022
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$-	$406
Total indefinite-lived intangible assets	$406	$-	$-	$406
Finite-lived intangible assets:
Patents	21,221	(3,068)	(14,634)	3,519
Process know-how (IPR&D)	2,612	(582)	-	2,030
Order backlog	266	(266)	-	-
Software	233	(126)	-	107
Total finite-lived intangible assets	$24,332	$(4,042)	$(14,634)	$5,656
Total intangible assets	$24,738	$(4,042)	$(14,634)	$6,062

The Company did not record any additions to indefinite-lived intangible assets during the three and six months ended June 30, 2023 and 2022.

In 2021, the Company recorded $22.9 million (net carrying amount) of amortizing intangible assets, most of which were in connection with the Company’s acquisitions of UltraCell, SerEnergy, and FES. The amortizing intangible assets consist of patents, process know-how (IPR&D), order backlogs, and software which are amortized over 10 years, 6 years, 1 year, and 5 years, respectively. In the three and six months ended June 30, 2023, the Company did not record any additions to definite-lived intangible assets. In the three and six months ended June 30, 2022, the Company recorded $0.1 million and $0.1 million, respectively, of amortizing intangible assets related to software. The amortization expense for the intangible assets for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.7 million, respectively. The amortization expense for the intangible assets for the six months ended June 30, 2023 and 2022 was $0.4 million and $1.4 million, respectively.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of June 30, 2023 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2023	$233
2024	465
2025	465
2026	452
2027	293
Thereafter	1
Total	$1,909

8.	Property, plant and equipment, net

The Company’s property, plant and equipment, net, consisted of the following:

	June 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Land, Buildings & Leasehold Improvements	$14,130	$1,977
Machinery	9,888	8,155
Equipment	5,339	4,687
Assets under construction	73	10,436
	$29,430	$25,255
Less: accumulated depreciation	(8,648)	(7,317)
Less: cumulative impairment	(275)	-
Total	$20,507	$17,938

During the three and six months ended June 30, 2023, additions to property, plant and equipment were $1.4 million and $3.9 million, respectively, primarily consisting of machines and assets related to the construction of the Hood Park facility. Additionally, on April 27, 2023, the Company entered into an agreement with ETTEL S.A. to purchase land in Kozani, Greece in the amount of €0.8 million. During the three and six months ended June 30, 2022, additions to property, plant and equipment of $1.8 million and $2.7 million, respectively, include leasehold improvements, machinery, office and other equipment and assets under construction.

Assets under construction mainly relate to the design and construction of Company’s leased premises at Hood Park in Charlestown, MA. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. During the three and six months ended June 30, 2023, the Company transferred assets under construction to land, buildings and leasehold improvements. During the three and six months ended June 30, 2022, the Company did not transfer any assets under construction to other asset classes.

Depreciation expense during the three months ended June 30, 2023 and 2022 was $0.8 million and $0.4 million, respectively. Depreciation expense during the six months ended June 30, 2023 and 2022 was $1.2 million and $0.8 million, respectively.

During the three months ended June 30, 2023, the Company decided to consolidate certain of its German operations with its operations in Denmark and Greece. As part of this consolidation, the Company anticipates it will dispose of equipment below its current carrying value, resulting in an impairment charge of $0.3 million during the period.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

9.	Other non-current assets

Other non-current assets as of June 30, 2023 and December 31, 2022 are mostly comprised of advances to suppliers for the acquisition of fixed assets of $4.7 million and $4.9 million, respectively.

10.	Trade and other payables

Trade and other payables include balances of suppliers and consulting service providers.

11.	Other current liabilities

As of June 30, 2023 and December 31, 2022, other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Accrued expenses(1)	$1,003	$1,522
Other short-term payables(2)	388	2,260
Taxes and duties payable	150	285
Provision for unused vacation	399	300
Accrued provision for warranties, current portion (Note 16)	242	213
Social security funds	116	88
Overtime provision	23	35
Total	$2,321	$4,703

(1)	Accrued expenses are analyzed as follows:

	June 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Accrued construction fees	$204	$476
Accrued expenses for legal and consulting fees	236	159
Accrued payroll fees	244	142
Other accrued expenses	319	745
Total	$1,003	$1,522

(2)	Other short-term payables as of December 31, 2022 included an amount of $2.0 million, which was payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES and was paid in June 2023.

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

As of June 30, 2023 and December 31, 2022, the Company had an aggregate of 1,970,139 and 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding, respectively. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2023, an aggregate of 1,970,139 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

According to the provisions of the Private Placement Warrants and Working Capital Warrants, the exercise price and number of shares of common stock issuable upon exercise of those warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Private Placement Warrants and Working Capital Warrants are classified as liabilities in accordance with the Company’s evaluation of the provisions of ASC 815-40-15, which provides that a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant with a fixed exercise price and fixed number of underlying shares.

13.	Other long-term liabilities

Other long-term liabilities as of June 30, 2023 and December 31, 2022 mainly include an amount of $0.7 million and $0.8 million, respectively, being the non-current portion of a total accrued warranty reserve of $1.0 million and $1.0 million, respectively.

14.	Stockholders’ Equity

Shares Authorized

As of June 30, 2023, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

As of June 30, 2023 and December 31, 2022, there were 58,420,207 and 51,717,720 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

Purchase Agreement with Lincoln Park

On April 10, 2023, the Company entered into the Purchase Agreement with Lincoln Park, which provides that the Company has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of the Company’s Common Stock (“Purchase Shares”) from time to time over the 36-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. The Company will control the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Purchase Agreement.

Under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 200,000 shares of its Common Stock on such business day (or the purchase date) (a “Regular Purchase”), provided that the closing sale price of the Company’s Common Stock on the Nasdaq Stock Market (“Nasdaq”) on the applicable purchase date is not below $0.50 and subject to other adjustments. A Regular Purchase may be increased to up to (i) 250,000 shares if the closing sale price of the Company’s Common Stock on Nasdaq is not below $1.50 on the applicable purchase date; (ii) 300,000 shares if the closing sale price of the Company’s Common Stock on Nasdaq is not below $3.00 on the applicable purchase date; and (iii) 400,000 shares if the closing sale price of the Company’s common stock on Nasdaq is not below $5.00 on the applicable purchase date. The Company may direct Lincoln Park to purchase shares in Regular Purchases multiple times on the same business day, provided the Company has not failed to deliver Purchase Shares for the most recent prior Regular Purchase.

The purchase price per share for each such Regular Purchase will be equal to the lesser of (a) the lowest sale price for the Company’s Common Stock on Nasdaq on the purchase date of such shares; and (b) the average of the three lowest closing sale prices for the Company’s Common Stock on Nasdaq during the 10 consecutive business days prior to the purchase date of such shares.

In addition, the Company may also direct Lincoln Park, on any business day on which the Company has submitted a Regular Purchase notice for the maximum amount allowed for such Regular Purchase, to purchase an additional amount of the Company’s Common Stock (an “Accelerated Purchase”) of up to the lesser of (a) three times the number of shares purchased pursuant to such Regular Purchase; and (b) 30% of the aggregate shares of the Company’s Common Stock traded on Nasdaq during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase date, the portion of the normal trading hours on the applicable Accelerated Purchase date prior to such time that any one of such thresholds is crossed (the “Accelerated Purchase Measurement Period”).

The purchase price per share for each such Accelerated Purchase will be equal to 95% of the lower of (a) the volume-weighted average price of the Company’s Common Stock on Nasdaq during the applicable Accelerated Purchase Measurement Period on the applicable Accelerated Purchase date; and (b) the closing sale price of the Company’s Common Stock on Nasdaq on the applicable Accelerated Purchase date.

The Company may also direct Lincoln Park on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been delivered to Lincoln Park in accordance with the Purchase Agreement, to purchase an additional amount of the Company’s Common Stock (the “Additional Accelerated Purchase”), as described in the Purchase Agreement.

In the case of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases, the purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price.

The Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in Lincoln Park and its affiliates beneficially owning more than 9.99% of the then total outstanding shares of the Company’s Common Stock.

Upon the execution of the Purchase Agreement, the Company issued 635,593 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s Common Stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of Common Stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has immaterial value as of June 30, 2023.

The Company incurred costs of approximately $0.9 million related to the execution of the Purchase Agreement. Of the total costs incurred, approximately $0.6 million was paid in Common Stock to Lincoln Park as a commitment fee and $0.03 million to reimburse Lincoln Park for expenses. These transaction costs were included in other income / (expenses), net in the unaudited condensed consolidated statement of operations. Approximately $0.2 million was incurred for legal fees, which were included in administrative and selling expenses on the unaudited condensed consolidated statement of operations.

During the three months ended June 30, 2023, the Company issued and sold an aggregate of 5,393,939 shares pursuant to the Purchase Agreement and received net proceeds of $3.4 million. The Company incurred approximately $0.2 million of expenses related to the discount on the issuance of common stock to Lincoln Park, which is included in other income / (expenses), net in the unaudited condensed consolidated statement of operations.

From July 1, 2023 through the date of this filing, the Company sold an aggregate of 1,442,366 shares and received net proceeds of $1.0 million under the Purchase Agreement.

At the Market Offering Agreement

On June 2, 2023, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), to create an at-the-market equity program under which it may sell up to $50 million of shares of the Company’s common stock (the “Shares”) from time to time through the Agent (the “ATM Offering”). Under the ATM Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of Shares under the ATM Agreement.

Sales of the Shares, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market equity offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at prevailing market prices at the time of sale or as otherwise agreed with the Agent. The Company has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Shares under the Agreement and may at any time suspend offers under the Agreement or terminate the Agreement. The ATM Offering will terminate upon the termination of the ATM Agreement as permitted therein. The Shares will be issued pursuant to the Company’s previously filed Registration Statement on Form S-3 (File No. 333-271389) that was declared effective on May 2, 2023 and a prospectus supplement and accompanying prospectus relating to the ATM Offering filed with the SEC on June 2, 2023.

Deferred offering costs associated with the ATM Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the ATM Agreement. Any remaining deferred costs will be expensed to the statements of operations should the planned offering be terminated.

During the three months ended June 30, 2023, no shares were sold under the ATM Offering.

Public Warrants

In connection with the Business Combination, the Company assumed the Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 22,798 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. As of June 30, 2023, the Company’s Public Warrants amounted to 24,399,418.

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

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of Common Stock set forth in each agreement with an exercise price equal to the market price of Company’s Common Stock at the date of grant. The Company did not grant Stock Options during the six months ended June 30, 2023.

Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.7 million and $1.6 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statements of operations for the three and six months ended June 30, 2023, respectively. The Company recognized compensation cost of $0.8 million and $1.7 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statements of operations for the three and six months ended June 30, 2022, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the six months ended June 30, 2023:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	2,683,182	$4.18
Vested	(557,479)	$4.71
Forfeited	(137,354)	$3.89
Unvested as of June 30, 2023	1,988,349	$4.05

As of June 30, 2023, there was $6.3 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $1.6 million and $3.3 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statements of operations for the three and six months ended June 30, 2023, respectively. The Company recognized compensation cost of $1.4 million and $3.4 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statements of operations for the three and six months ended June 30, 2022, respectively. The Company also has a policy of accounting for forfeitures when they occur.

Restricted Stock Units have been granted during the three months ended June 30, 2023 are as follows:

	Number of Shares	Grant Date Fair Value
Granted on May 1, 2023	100,000	$0.74
Granted on June 29, 2023	200,000	$0.60
Total restricted stock units granted in 2023	300,000

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	2,877,511	$7.34
Granted	300,000	$0.65
Vested	(751,027)	$7.42
Forfeited	(138,134)	$6.24
Unvested as of June 30, 2023	2,288,350	$6.50

As of June 30, 2023, there was $11.7 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

15.	Revenue

Revenue is analyzed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(Amounts in thousands)	2023	2022	2023	2022
Sales of goods	$1,026	$2,213	$1,795	$2,889
Sales of services	86	12	294	592
Total revenue from contracts with customers	$1,112	$2,225	$2,089	$3,481

The timing of revenue recognition is analyzed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(Amounts in thousands)	2023	2022	2023	2022
Timing of revenue recognition
Revenue recognized at a point in time	$1,112	$2,225	$2,089	$3,481
Revenue recognized over time	-	-	-	-
Total revenue from contracts with customers	$1,112	$2,225	$2,089	$3,481

As of June 30, 2023 and December 31, 2022, Advent recognized contract assets of $0.1 million and $0.1 million, respectively, on the consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, Advent recognized contract liabilities of $1.0 million and $1.0 million, respectively, in the consolidated balance sheets. During the six months ended June 30, 2023, the Company recognized the amount of $0.1 million in revenues.

16.	Collaborative Arrangements

Cooperative Research and Development Agreement

In August 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with Triad National Security, LLC (“TRIAD”), Alliance for Sustainable Energy LLC (“ASE”), and Brookhaven Science Associates (“BSA”). The purpose of this project is to build a fuel cell prototype that moves this technology closer to commercial readiness which was sanctioned by the Los Alamos National Laboratory and the National Renewable Energy Laboratory. The Government’s estimated total contribution, which is provided through TRIAD’s, ASE’s, and BSA’s respective contracts with the Department of Energy is $1.2 million, subject to available funding. As a part of the CRADA, the Company is required to contribute $1.2 million in cash and $0.6 million of in-kind contributions, such as personnel salaries. The cash payments were capitalized and amortized on a straight-line basis over the original life of the contract. The Company has completed its obligation to contribute $1.2 million in cash under this agreement. In-kind contributions are expensed as incurred. To date, the Company has not recognized any revenue from the CRADA. In December 2022, the term of the agreement was extended until March 3, 2024.

Expenses from Collaborative Arrangements

For the three and six months ended June 30, 2023, an amount of $0.5 million and $1.3 million has been recognized in research and development expenses on the consolidated statements of operations, respectively. For the three and six months ended June 30, 2022, an amount of $0.3 million and $0.6 million has been recognized in research and development expenses on the consolidated statements of operations, respectively.

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

During the three and six months ended June 30, 2023, the Company recorded income tax provisions of $4 thousand and $0.8 million, respectively, mainly related to the Company’s recoverability assessment of research and development tax credits in Denmark. During the three and six months ended June 30, 2022, the Company recorded income tax benefits of $0.4 million and $1.1 million, mainly related to net operating loss carryforwards in Denmark that resulted in a deferred tax asset. As of June 30, 2023 and December 31, 2022, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(Amounts in thousands)	2023	2022	2023	2022
North America	$86	$941	$477	$1,433
Europe	976	1,256	1,487	1,635
Asia	50	28	125	413
Total net sales	$1,112	$2,225	$2,089	$3,481

19.	Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2023, that is considered probable or reasonably possible, with the following exception:

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired Serenergy and FES, which acquisition closed on August 31, 2021. The arbitration will be held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. F.E.R. is asserting that it is due approximately 4.5 million euro based on the cap and corresponding value of the share consideration at the date of closing. The Company believes that the claim is without merit and intends to defend itself vigorously in these proceedings; although we cannot accurately predict the ultimate outcome of this matter.

Guarantee letters

The Company has contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of June 30, 2023 and December 31, 2022, no letters of guarantee were outstanding.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025.

In 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and De Nora Deutschland GmbH (“De Nora”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 3,236 (Minimum Quantity) of electrodes from De Nora during the contract duration from May 3, 2022 until June 24, 2023. As of June 30, 2023, the Company has no remaining obligations under this agreement.

In 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and Shin-Etsu Polymer Singapore Pte, Ltd (“Shin-Etsu”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 318,400 pieces (Minimum Quantity) of bipolar plates from Shin-Etsu during the contract duration from June 1, 2022 until June 30, 2024. In May 2023, the Company amended the supply agreement with Shin-Etsu to reduce the Minimum Quantity of bipolar plates to 75,400 pieces.

The following table summarizes our contractual obligations as of June 30, 2023:

Fiscal Year Ended December 31,	Quantity (electrodes)	Quantity (pieces)	Quantity (m2)	Price (Amounts in thousands)
2023	-	17,800	2,506	$976
2024	-	9,600	6,000	1,745
2025	-	-	8,000	2,173
Total	-	27,400	16,506	$4,894

20.	Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(21,831)	$(11,148)	$(33,819)	$(15,244)
Denominator:
Basic weighted average number of shares	53,417,230	51,476,822	52,714,105	51,365,823
Diluted weighted average number of shares	53,417,230	51,476,822	52,714,105	51,365,823
Net loss per share:
Basic	$(0.41)	$(0.22)	$(0.64)	$(0.30)
Diluted	$(0.41)	$(0.22)	$(0.64)	$(0.30)

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

As the Company incurred losses for the three and six months ended June 30, 2023 and 2022, the effect of including any potential shares of Common Stock in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

21.	Subsequent Events

During the three months ended June 30, 2023, the Company decided to consolidate certain of its German operations with its operations in Denmark and Greece. In July 2023, the Company initiated the process to communicate its plan to affected employees in Germany and to relocate certain equipment to either Denmark or Greece. The affected employees will continue to provide service through their termination dates, and as a result, the Company does not anticipate material severance charges.

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

Overview

Advent is an advanced materials and technology development company operating in the fuel cell and hydrogen technology space. Advent develops, manufactures and assembles the critical components that determine the performance of hydrogen fuel cells and other energy systems. Advent’s core product offerings are complete fuel cell systems and the Membrane Electrode Assembly (MEA) at the center of the fuel cell. The Advent MEA, which derives its key benefits from the properties of Advent’s engineered membrane technology, enables a more robust, longer-lasting and ultimately lower-cost fuel cell product.

To date, Advent’s principal operations have been to develop and manufacture MEAs, and to design fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets. Advent has its headquarters, along with a research and development and manufacturing facility, in Boston, Massachusetts; a product development facility in Livermore, California; production facilities in Greece, Denmark, and Germany; and sales and warehousing facilities in the Philippines.

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

At the Market Offering Agreement

On June 2, 2023, Advent entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), to create an at-the-market equity program under which it may sell up to $50 million of shares of Advent’s Common Stock from time to time through the Agent (the “ATM Offering”). Under the ATM Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the ATM Agreement.

Sales of Common Stock, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market equity offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at prevailing market prices at the time of sale or as otherwise agreed with the Agent. Advent has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Common Stock under the Agreement and may at any time suspend offers under the Agreement or terminate the Agreement. The ATM Offering will terminate upon the termination of the ATM Agreement as permitted therein.

Common Stock will be issued pursuant to Advent’s previously filed Registration Statement on Form S-3 (File No. 333-271389) that was declared effective on May 2, 2023 and a prospectus supplement and accompanying prospectus relating to the ATM Offering filed with the Securities and Exchange Commission (“SEC”) on June 2, 2023.

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

BASF Environmental Catalyst and Metal Solutions (“BASF”)

On May 9, 2023, Advent and BASF, a global leader in precious metals and catalysis, concluded on the terms of a new agreement to join efforts in building a closed loop component supply chain for fuel cells and enter discussions to extend the partnership into the field of water electrolysis. For 20 years, BASF has been a leader in membrane and MEA technology for HT-PEM fuel cells with a strong foundation in precious metal services and catalysis. HT-PEM fuel cells operate at 120 to 180°C, offer a broad operating window and tolerate impurities in the hydrogen fuel source. The fuel cells also enable simplified cooling and need no humidification. Advent offers competitive fuel cell systems for stationary and portable applications based on methanol and on-site reforming. In the future, HT-PEM fuel cells will also be available for heavy duty mobility and marine power. The scope of the agreement includes BASF’s role in scaling up MEA production at Advent’s planned state-of-the-art manufacturing facility in Western Macedonia, Greece, while offering Advent its full portfolio of products and services to enable circularity in key materials. Both companies will cooperate on BASF’s latest membrane development, Celtec®-Z, and the new Ion Pair™ MEA by Advent, aiming for improved performance, lifetime and cost competitiveness.

Advent and Safran Power Units Sign MoU to Advance HT-PEM Fuel Cell Technology for the Aerospace Sector

On May 31, 2023, Advent signed a memorandum of understanding (“MoU”) with Safran Power Units, a leader in auxiliary power systems and turbojet engines. Leveraging Advent’s proprietary Ion Pair™ MEA technology, and Safran Power Units’ knowledge and capabilities in aerospace, this new collaboration seeks to advance the development of next-generation HT-PEM fuel cell technology, specifically for the aerospace sector.

HT-PEM enables more efficient heat management versus low temperature-PEM (“LT-PEM”). HT-PEM is more adapted for applications requiring high amounts of power combined with strong integration constraints such as aviation. HT-PEM is also more robust and can withstand tougher operating conditions, such as extreme temperatures and pollution, versus LT-PEM.

As part of the MoU, Advent and Safran Power Units are exploring a joint development agreement for the advancement of HT-PEM fuel cells in aviation and for enhancing Advent’s supply capability.

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

Collaboration with Alfa Laval

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

Selection of Wearable Fuel Cell for the DOD 2021 Validation Program

On March 31, 2021, we announced that Advent’s 50 W Reformed Methanol Wearable Fuel Cell Power System (“Honey Badger”) had been selected by the U.S. Department of Defense’s (“DOD”) National Defense Center for Energy and Environment (“NDCEE”) to take part in its demonstration/validation program for 2021. The NDCEE is a DOD program that addresses high-priority environmental, safety, occupational health, and energy technological challenges that are demonstrated and validated at active installations for military application. The Company believes Advent’s Honey Badger 50™ (“HB50”) fuel cell is the only fuel cell that is part of this program that supports the U.S. Army’s goal of having a technology-enabled force by 2028.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of June 30, 2023, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

Successful development of the Ion Pair™ MEA product

Advent’s future success depends in large part on the increasing integration of the hydrogen fuel cell into the energy transition globally over the next decade. In order to become cost-competitive with existing renewable power generation and energy storage technology and achieve widespread adoption, fuel cells will need to achieve substantial improvement in the cost/kw performance ratio delivered to prospective fuel cell customers, predominantly OEMs, system integrators and major energy companies. Advent expects to play an important enabling role in the adoption of hydrogen fuel cells, as its MEA technology is the critical determining factor in the cost/kw performance ratio of the fuel cells. In partnership with the Los Alamos National Laboratory, Advent is currently developing its next generation MEA technology (“Ion Pair™ MEA”) which is anticipated to deliver as much as three times the power output of its current MEA product. While Advent is already projecting being able to pass through cost benefits to its customers through economies of scale as it increases MEA production, the successful development of the Ion Pair™ MEA will be an important factor in delivering the required improvement in cost/kw performance to Advent’s customers.

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

Cost of Revenues

Cost of revenues consists of consumables, raw materials, processing costs and direct labor costs associated with the assembly, manufacturing, and servicing of MEAs, membranes, fuel cell stacks and systems, and electrodes. Advent expects cost of revenues to increase substantially in line with increased production. Advent recognizes cost of revenues in the period that revenues are recognized.

Income from Grants

Income from grants consists of cash subsidies received from research agencies and other national and international organizations in support of Advent’s research and development activities. Advent expects to continue to be eligible for grant income and remains in discussion with a number of prospective grantors in relation to a number of product development activities.

Research and Development Expenses

Research and development expenses consist of costs associated with Advent’s research and development activities, such as laboratory costs and sample material costs. Advent expects its research and development activities to increase as it invests in improved technology and products.

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

Amortization of Intangibles

Intangible assets of $4.7 million recognized on the acquisition of UltraCell were the Trade Name “UltraCell” ($0.4 million) and Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years, for which amortization expense of $0.1 million and $0.1 million was recognized for the three months ended June 30, 2023 and 2022, respectively. Amortization expense of $0.2 million and $0.2 million was recognized for the six months ended June 30, 2023 and 2022, respectively.

Intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES were Patents amounting to $16.9 million, Process know-how (IPR&D) amounting to $2.6 million, and Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year. Amortization expense of $0.1 million and $0.6 million was recognized in relation to these intangibles for the three months ended June 30, 2023 and 2022, respectively. Amortization expense of $0.2 million and $1.2 million was recognized in relation to these intangibles for the six months ended June 30, 2023 and 2022, respectively. The reduction in amortization expense is due to significant impairment charges that were recognized in the fourth quarter of 2022 and second quarter of 2023.

Impairment Losses

We recognized impairment losses in the second quarter of 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions. Refer to “Critical Accounting Policies and Estimates” disclosure for further details.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $0.1 million and $0.5 million for the three and six months ended June 30, 2023, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants. The change in fair value of warrant liability amounting to $(0.2) million and $8.2 million for the three and six months ended June 30, 2022, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

Finance Income / (Expenses), net

Finance income / (expenses) consist mainly of bank and interest charges.

Foreign Exchange Gains / (Losses), net

Foreign exchange gains / (losses) consists of foreign exchange gains or losses on transactions denominated in foreign currencies and on translation of monetary items denominated in foreign currencies. As Advent scales up, our foreign exchange exposure is likely to increase given its revenues are denominated in both euros and dollars, and a portion of our costs are denominated in euros and Danish krone.

Income Taxes

During the three and six months ended June 30, 2023, we recorded income tax provisions of $4 thousand and $0.8 million, respectively, mainly related to management’s recoverability assessment of research and development tax credits in Denmark. During the three and six months ended June 30, 2022, we recorded income tax benefits of $0.4 million and $1.1 million, respectively, mainly related to net operating loss carryforwards in Denmark that resulted in a deferred tax asset. As of June 30, 2023 and December 31, 2022, we provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2023 and 2022, and the changes between periods.

	Three months ended June 30,
	(Unaudited)
(Amounts in thousands, except share and per share amounts)	2023	2022	$ change	% change
Revenue, net	$1,112	$2,225	$(1,113)	(50.0)%
Cost of revenues	(1,905)	(2,270)	365	(16.1)%
Gross loss	(793)	(45)	(748)	1,662.2%
Income from grants	660	209	451	215.8%
Research and development expenses	(2,883)	(2,642)	(241)	9.1%
Administrative and selling expenses	(8,331)	(7,956)	(375)	4.7%
Sublease income	138	-	138	N/A
Amortization of intangibles	(188)	(718)	530	(73.8)%
Credit loss – customer contracts	(127)	-	(127)	N/A
Impairment losses	(9,763)	-	(9,763)	N/A
Operating loss	(21,287)	(11,152)	(10,135)	90.9%
Fair value change of warrant liability	99	(217)	316	(145.6)%
Finance income / (expenses), net	8	1	7	700.0%
Foreign exchange gains / (losses), net	159	(1)	160	(16,000.0)%
Other income / (expenses), net	(806)	(218)	(588)	269.7%
Loss before income tax	(21,827)	(11,587)	(10,240)	88.4%
Income tax	(4)	439	(443)	(100.9)%
Net loss	$(21,831)	$(11,148)	$(10,683)	95.8%
Net loss per share
Basic loss per share	(0.41)	(0.22)	(0.19)	N/A
Basic weighted average number of shares	53,417,230	51,476,822	N/A	N/A
Diluted loss per share	(0.41)	(0.22)	(0.19)	N/A
Diluted weighted average number of shares	53,417,230	51,476,822	N/A	N/A

Revenue, net

Our total revenue from product sales decreased by approximately $1.1 million from approximately $2.2 million in the three months ended June 30, 2022 to approximately $1.1 million in the three months ended June 30, 2023. The decrease was driven by a decline in volume of fuel cell systems and components in the three months ended June 30, 2023.

Cost of Revenues

Cost of revenues decreased by approximately $0.4 million from approximately $2.3 million in the three months ended June 30, 2022 to approximately $1.9 million in the three months ended June 30, 2023. The decrease in cost of revenues was related to the decrease in revenue during the period.

Research and Development Expenses

Research and development expenses were approximately $2.9 million and $2.6 million in the three months ended June 30, 2023 and 2022, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $8.3 million in the three months ended June 30, 2023, and $8.0 million in the three months ended June 30, 2022. The increase was primarily due to expenses related to the operation of the new Hood Park facility in the three months ended June 30, 2023.

Impairment Losses

We recognized impairment losses of $9.8 million in the second quarter of 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions. Refer to “Critical Accounting Policies and Estimates” disclosure for further details.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $0.1 million and $(0.2) million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended June 30, 2023 and 2022, respectively.

Other Income / (Expenses), Net

Other income / (expenses) of $(0.8) million for the three months ended June 30, 2023 primarily relate to the Lincoln Park Purchase Agreement. Approximately $0.6 million was paid in Common Stock to Lincoln Park as a commitment fee and $0.03 million to reimburse Lincoln Park for expenses.

Comparison of the Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2023 and 2022, and the changes between periods.

	Six months ended June 30,
	(Unaudited)
(Amounts in thousands, except share and per share amounts)	2023	2022	$ change	% change
Revenue, net	$2,089	$3,481	$(1,392)	(40.0)%
Cost of revenues	(3,389)	(3,787)	398	(10.5)%
Gross loss	(1,300)	(306)	(994)	324.8%
Income from grants	1,194	717	477	66.5%
Research and development expenses	(6,024)	(4,791)	(1,233)	25.7%
Administrative and selling expenses	(16,820)	(18,454)	1,634	(8.9)%
Sublease income	265	-	265	N/A
Amortization of intangibles	(409)	(1,417)	1,008	(71.1)%
Credit loss – customer contracts	(127)	-	(127)	N/A
Impairment losses	(9,763)	-	(9,763)	N/A
Operating loss	(32,984)	(24,251)	(8,733)	36.0%
Fair value change of warrant liability	489	8,159	(7,670)	(94.0)%
Finance income / (expenses), net	118	(9)	127	(1,411.1)%
Foreign exchange gains / (losses), net	118	(18)	136	(755.6)%
Other income / (expenses), net	(760)	(221)	(539)	243.9%
Loss before income tax	(33,019)	(16,340)	(16,679)	102.1%
Income tax	(800)	1,096	(1,896)	(173.0)%
Net loss	$(33,819)	$(15,244)	$(18,575)	121.8%
Net loss per share
Basic loss per share	(0.64)	(0.30)	(0.34)	N/A
Basic weighted average number of shares	52,714,105	51,365,823	N/A	N/A
Diluted loss per share	(0.64)	(0.30)	(0.34)	N/A
Diluted weighted average number of shares	52,714,105	51,365,823	N/A	N/A

Revenue, net

Our total revenue from product sales decreased by approximately $1.4 million from approximately $3.5 million in the six months ended June 30, 2022 to approximately $2.1 million in the six months ended June 30, 2023. The decrease was driven by a decline in volume of fuel cell systems and components in the six months ended June 30, 2023.

Cost of Revenues

Cost of revenues decreased by approximately $0.4 million from approximately $3.8 million in the six months ended June 30, 2022 to approximately $3.4 million in the six months ended June 30, 2023. The decrease in cost of revenues was related to the decrease in revenue during the period.

Research and Development Expenses

Research and development expenses were approximately $6.0 million and $4.8 million in the six months ended June 30, 2023 and 2022, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $16.8 million in the six months ended June 30, 2023, and $18.5 million in the six months ended June 30, 2022. The decrease was primarily due to administrative cost reductions implemented throughout 2022 and a reduction in directors and officers insurance expense in the six months ended June 30, 2023.

Impairment Losses

We recognized impairment losses of $9.8 million in the second quarter of 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions. Refer to Critical Accounting Policies and Estimates disclosure for further details.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $0.5 million and $8.2 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the six months ended June 30, 2023 and 2022, respectively.

Other Income / (Expenses), Net

Other income / (expenses) of $(0.8) million for the six months ended June 30, 2023 primarily relate to the Lincoln Park Purchase Agreement. Approximately $0.6 million was paid in Common Stock to Lincoln Park as a commitment fee and $0.03 million to reimburse Lincoln Park for expenses.

Liquidity and Capital Resources

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the six months ended June 30, 2023, the Company used $18.9 million of cash in operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and the achievement of a revenue level adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of June 30, 2023 of $10.1 million will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding. In July 2022, the Company received official ratification from the European Commission of the European Union for one of the Important Projects of Common European Interest (“IPCEI”), Green HiPo. This project provides for the availability of funding of €782.1 million over the next six years. As of the issuance date of the unaudited condensed consolidated financial statements, the Company has not received an agreement which provides the terms of the funding. In addition, on April 10, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that the Company has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of the Company’s Common Stock, from time to time over the 36 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement (the “Registration Statement”). The Registration Statement was filed on April 21, 2023 and declared effective on May 2, 2023. Per the terms of the Purchase Agreement, the Company will be unable to sell shares of the Company’s Common Stock to Lincoln Park if the sale price falls below $0.50 per share. On June 2, 2023, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), for an at-the-market equity program under which it may sell up to $50 million of shares of the Company’s Common Stock from time to time through the Agent. The Company has no obligation to sell, and the Agent is not obligated to buy or sell, any of the shares under the ATM Agreement and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement. The ATM Offering will terminate upon the earlier of (i) the issuance and sale of all shares of our Common Stock subject to the ATM Agreement, or (ii) the termination of the ATM Agreement as permitted therein. There is no assurance that the Company will have full access to either facility over the next twelve months. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalents as of the financial statement filing date, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2023 and 2022, and the changes between periods.

	Six Months Ended June 30,
	(Unaudited)
(Amounts in thousands)	2023	2022	$ change	% change
Net Cash used in Operating Activities	$(18,899)	$(29,356)	$10,457	(35.6)%

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,348)	(2,673)	325	(12.2)%
Purchases of intangible assets	-	(121)	121	(100.0)%
Advances for the acquisition of property and equipment	(1,214)	-	(1,214)	N/A
Acquisition of available for sale financial assets	-	(328)	328	(100.0)%
Acquisition of subsidiaries	(1,864)	-	(1,864)	N/A
Net Cash used in Investing Activities	$(5,426)	$(3,122)	$(2,304)	73.8%

Cash Flows from Financing Activities:
Proceeds of issuance of common stock and paid-in capital	3,410	-	3,410	N/A
Net Cash provided by Financing Activities	$3,410	$-	$3,410	N/A

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(20,915)	$(32,478)	$11,563	(35.6)%

Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	94	(750)	844	(112.5)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	33,619	79,764	(46,145)	(57.9)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of period	$12,798	$46,536	$(33,738)	(72.5)%

Cash flows used in Operating Activities

Advent’s cash flows from operating activities reflect the income statement position adjusted for working capital movements in current assets and liabilities. As Advent grows, it expects that operating cash flows will be affected by increased working capital needs and growth in personnel-related expenditures.

Net cash used in operating activities was approximately $(18.9) million and $(29.4) million for the six months ended June 30, 2023 and 2022, respectively, which related to outflows in connection with administrative and selling expenses, an increase in inventory, research and development expenses, and costs associated with insurances services and other personnel costs. Operating cash flow for the six months ended June 30, 2022 also included payments of signing bonuses, incentive compensation and executive severance.

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities was approximately $(5.4) million and $(3.1) million for the six months ended June 30, 2023 and 2022, respectively, which mostly related to the acquisition of property, plant and equipment. Investing cash flow for the six months ended June 30, 2023 also included a $1.9 million payment to complete the acquisition of our fuel cell systems business in Denmark, Germany and the Philippines.

Cash Flows provided by Financing Activities

Advent’s cash flows from financing activities was approximately $3.4 million for the six months ended June 30, 2023, which related to the net cash proceeds from the sale of shares under the Lincoln Park facility.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of June 30, 2023 and December 31, 2022, Advent recognized contract assets of $0.1 million and $0.1 million, respectively, on the consolidated balance sheets.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of June 30, 2023 and December 31, 2022, Advent recognized contract liabilities of $1.0 million and $1.0 million, respectively, in the consolidated balance sheets. During the six months ended June 30, 2023, we recognized $0.1 million in revenues.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. Advent elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, Advent, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time Advent is no longer considered to be an emerging growth company. At times, Advent may elect to early adopt a new or revised standard. See Note 2 in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information about the recent accounting pronouncements adopted and not yet adopted.

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

Goodwill

Advent allocates the fair value of purchase consideration transferred in a business acquisition to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration transferred over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired licenses, trade names, in process research and development (“R&D”), patents, customer clientele, customer contracts and know-how, as well as useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, Advent may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

For significant acquisitions, Advent obtains independent appraisals and valuations of the intangible (and certain tangible) assets acquired and certain assumed obligations as well as equity. Advent analyzes each acquisition individually and all acquisitions within each reporting period in aggregate to determine if those are material acquisitions in the context of ASC 805-10-50.

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

We conduct a goodwill impairment analysis annually in the fourth fiscal quarter, or more frequently, if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. In testing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. When Advent determines a fair value test is necessary, we estimate the fair value of a reporting unit and compare the result with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. Currently, we have identified three reporting units.

The Company performed a qualitative analysis for the quarter ended June 30, 2023 and determined that triggering events for two of the Company’s reporting units, UltraCell and SerEnergy / FES, had occurred which would require testing goodwill and long-lived assets, including definite-lived intangibles, for impairment.

The Company considered the triggering events related to current and expected future economic and market conditions and their impact on the Company, as well as the current revenue forecasts. Given certain market factors, the Company determined that these triggering events had occurred and would require a quantitative analysis to be performed.

As a part of the impairment assessment, the Company updated significant fair value input assumptions including revenues, margin, and capital expenditures to reflect current market conditions. Other changes in valuation assumptions included increases in interest rates and market volatility, resulting in higher discount rates.

UltraCell Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company is phasing out use of the UltraCell trade name and therefore recognized an impairment charge of $0.4 million during the period. The Patented Technology was valued with the multi-period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 17.7% from 11.6% at the time of the acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was less than the current carrying value and therefore recognized an impairment charge of $3.3 million during the period. The Company determined that the fair value of the reporting unit utilizing the updated forecast was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $0.6 million.

SerEnergy and FES Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog in conjunction with the SerEnergy and FES acquisition. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. All other finite-lived intangible assets related to the SerEnergy and FES acquisition were previously fully amortized or impaired. The Company determined that the fair value of the reporting unit was $13.6 million utilizing the updated forecast, which was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $5.1 million.

In the event there are further adverse changes in the Company’s projected cash flows and/or further changes in key assumptions, including but not limited to an increase in the discount rate, lower market multiples, lower revenue growth, lower margin, and/or a lower terminal growth rate, the Company may be required to record non-cash impairment charges to its intangible assets and/or long-lived assets. Such non-cash charges could have a material adverse effect on the Company’s consolidated statements of operations and balance sheets in the reporting period of the charge. The assessment is sensitive to broader market conditions, including the discount rate and market multiples, and to the Company’s estimated future cash flows.

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

For the three months ended June 30, 2023 and 2022, net income tax (expenses) benefits of $(4) thousand and $0.4 million, respectively, were recorded in the condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, net income tax (expenses) benefits of $(0.8) million and $1.1 million, respectively, were recorded in the condensed consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. Advent is subject to income tax examinations by major taxing authorities.

Advent and its U.S. subsidiaries may be subject to potential examination by U.S. federal, state and city taxing authorities, while Advent’s subsidiaries outside the U.S. may be subject to potential examination by their taxing authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with the U.S. federal, state and city tax laws, and tax laws in the countries where business activities of Advent’s subsidiaries are conducted. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced from 35% to 21%, among other changes.

Warrant Liability

Advent accounts for the 26,369,557 warrants (comprising of 24,399,418 Public Warrants and 1,970,139 Private Placement Warrants) issued in connection with the initial public offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, we classify these warrant instruments as liabilities at their fair value and adjust the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants was determined based on a modified Black-Scholes-Merton model for the three and six months ended June 30, 2023 and 2022.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by Advent as of the specified effective date. Unless otherwise discussed, Advent believes that the impact of recently issued standards that are not yet effective will not have a material impact on Advent’s financial position or results of operations upon adoption.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022.

EBITDA and Adjusted EBITDA	Three months ended June 30, (Unaudited)			Six months ended June 30, (Unaudited)
(in Millions of US dollars)	2023	2022	$ change	2023	2022	$ change
Net loss	$(21.83)	$(11.15)	(10.68)	$(33.82)	$(15.24)	(18.58)
Depreciation of property and equipment	$0.81	$0.36	0.45	$1.21	$0.78	0.43
Amortization of intangibles	$0.19	$0.72	(0.53)	$0.41	$1.42	(1.01)
Finance income / (expenses), net	$(0.01)	$-	(0.01)	$(0.12)	$0.01	(0.13)
Other income / (expenses), net	$0.81	$0.22	0.59	$0.76	$0.22	0.54
Foreign exchange differences, net	$(0.16)	$-	(0.16)	$(0.12)	$0.02	(0.14)
Income taxes	$-	$(0.44)	0.44	$0.80	$(1.10)	1.90
EBITDA	$(20.19)	$(10.29)	(9.90)	$(30.88)	$(13.89)	(16.99)
Net change in warrant liability	$(0.10)	$0.22	(0.32)	$(0.49)	$(8.16)	7.67
Impairment losses	$9.76	$-	9.76	$9.76	$-	9.76
Adjusted EBITDA	$(10.53)	$(10.07)	(0.46)	$(21.61)	$(22.05)	0.44

Adjusted Net Loss

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net loss for the three and six months ended June 30, 2023 and 2022.

Adjusted Net Loss	Three months ended June 30, (Unaudited)			Six months ended June 30, (Unaudited)
(in Millions of US dollars)	2023	2022	$ change	2023	2022	$ change
Net loss	$(21.83)	$(11.15)	(10.68)	$(33.82)	$(15.24)	(18.58)
Net change in warrant liability	$(0.10)	$0.22	(0.32)	$(0.49)	$(8.16)	7.67
Impairment losses	$9.76	$-	9.76	$9.76	$-	9.76
Adjusted Net Loss	$(12.17)	$(10.93)	(1.24)	$(24.55)	$(23.40)	(1.15)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of June 30, 2023, Advent had an unrestricted cash balance of approximately $10.1 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business with one exception:

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired Serenergy and FES, which acquisition closed on August 31, 2021. The arbitration will be held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. F.E.R. is asserting that it is due approximately 4.5 million euro based on the cap and corresponding value of the share consideration at the date of closing. The Company believes that the claim is without merit and intends to defend itself vigorously in these proceedings; although we cannot accurately predict the ultimate outcome of this matter.

Item 1A. Risk Factors.

Although, as a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item, we note the following risk:

Our stock has been trading below $1.00 and our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.

Our Common Stock is currently listed for trading on the Nasdaq Capital Market. On May 24, 2023, we received a letter from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the bid price of the Company’s Common Stock had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, until November 20, 2023, to regain compliance with the minimum bid requirement. To regain compliance, the closing bid price of the Company’s Common Stock must be at least $1.00 per share for a minimum of 10 consecutive business days during this 180-day period, at which time the Staff will provide written notification to the Company that it complies with the minimum bid requirement, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). Nasdaq’s notice has no immediate effect on the listing of the Company’s Common Stock on Nasdaq.

The Company intends to closely monitor the closing bid price of the Common Stock and consider all available options to remedy the bid price deficiency to regain compliance with Nasdaq’s minimum bid requirement. If the Company does not regain compliance with the bid price requirement by November 20, 2023, the Company may be eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on the Nasdaq Capital Market, except the minimum bid requirement, and the continued listing requirement for market value of publicly held shares and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. Furthermore, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and thus jeopardize our ability to meet or maintain the Nasdaq’s minimum bid price requirement.

If our Common Stock were delisted from Nasdaq, trading of our Common Stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our Common Stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our Common Stock would be subject to SEC rules as a “penny stock”, which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our Common Stock. In addition, delisting would materially and adversely affect our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our Common Stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
1.1	At The Market Offering Agreement, dated June 2, 2023, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 2, 2023)

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on June 20, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2023)

10.1	Purchase Agreement, dated as of April 10, 2023, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2023)

10.2	Registration Rights Agreement, dated as of April 10, 2023, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Kevin Brackman
Kevin Brackman
Chief Financial Officer
(Authorized Officer; Principal Financial and Accounting Officer)