Form 10-Q
period 2023-09-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2023-11-14
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the registrant had 62,531,232 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,661	$32,869
Restricted cash, current	2,018	-
Accounts receivable, net	833	979
Contract assets	63	52
Inventories	13,913	12,620
Prepaid expenses and Other current assets	3,030	2,980
Total current assets	23,518	49,500
Non-current assets:
Goodwill	-	5,742
Intangibles, net	1,789	6,062
Property and equipment, net	24,260	17,938
Right-of-use assets	3,741	4,055
Restricted cash, non-current	750	750
Other non-current assets	1,023	5,221
Available for sale financial asset	316	320
Total non-current assets	31,879	40,088
Total assets	$55,397	$89,588
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$6,134	$4,680
Deferred income from grants, current	780	801
Contract liabilities	712	1,019
Other current liabilities	2,668	4,703
Operating lease liabilities	2,340	2,280
Income tax payable	181	183
Total current liabilities	12,815	13,666
Non-current liabilities:
Warrant liability	99	998
Long-term operating lease liabilities	8,774	9,802
Defined benefit obligation	89	72
Deferred income from grants, non-current	338	50
Other long-term liabilities	700	852
Total non-current liabilities	10,000	11,774
Total liabilities	22,815	25,440
Commitments and contingent liabilities
Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000 and 110,000,000 at September 30, 2023 and December 31, 2022, respectively; Issued and outstanding: 62,108,317 and 51,717,720 at September 30, 2023 and December 31, 2022, respectively)	6	5
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at September 30, 2023 and December 31, 2022; nil issued and outstanding at September 30, 2023 and December 31, 2022)	-	-
Additional paid-in capital	188,850	174,509
Accumulated other comprehensive loss	(2,847)	(2,604)
Accumulated deficit	(153,427)	(107,762)
Total stockholders’ equity	32,582	64,148
Total liabilities and stockholders’ equity	$55,397	$89,588

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2023	2022	2023	2022
Revenue	$1,264	$2,399	$3,353	$5,880
Cost of revenues	(2,456)	(2,339)	(5,845)	(6,126)
Gross loss	(1,192)	60	(2,492)	(246)
Income from grants	496	294	1,690	1,011
Research and development expenses	(2,131)	(2,547)	(8,155)	(7,338)
Administrative and selling expenses	(8,916)	(8,203)	(25,736)	(26,657)
Sublease income	139	-	404	-
Amortization of intangibles	(117)	(696)	(526)	(2,113)
Credit loss – customer contracts	64	-	(63)	-
Impairment losses	-	-	(9,763)	-
Operating loss	(11,657)	(11,092)	(44,641)	(35,343)
Fair value change of warrant liability	(134)	(911)	355	7,248
Finance income / (expenses), net	-	-	118	(9)
Foreign exchange gains / (losses), net	(12)	(33)	106	(51)
Other income / (expenses), net	(123)	1	(883)	(220)
Loss before income tax	(11,926)	(12,035)	(44,945)	(28,375)
Income taxes	80	567	(720)	1,663
Net loss	$(11,846)	$(11,468)	$(45,665)	$(26,712)
Net loss per share
Basic loss per share	(0.20)	(0.22)	(0.83)	(0.52)
Basic weighted average number of shares	60,371,473	51,660,133	55,294,610	51,465,004
Diluted loss per share	(0.20)	(0.22)	(0.83)	(0.52)
Diluted weighted average number of shares	60,371,473	51,660,133	55,294,610	51,465,004

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2023	2022	2023	2022
Net loss	$(11,846)	$(11,468)	$(45,665)	$(26,712)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	(573)	(1,181)	(243)	(3,040)
Total other comprehensive loss	(573)	(1,181)	(243)	(3,040)
Comprehensive loss	$(12,419)	$(12,649)	$(45,908)	$(29,752)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended September 30, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of June 30, 2023 (Unaudited)	-	$-	-	$-	58,420,207	$6	$183,908	$(141,581)	$(2,274)	$40,059
Issuance of common stock (Unaudited)					3,411,336	0	2,250			2,250
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	276,774	0	-	-	-	0
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,479	-	-	2,479
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	213	-	-	213
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,846)	-	(11,846)
Other comprehensive gain (Unaudited)	-	-	-	-	-	-	-	-	(573)	(573)
Balance as of September 30, 2023 (Unaudited)	-	$-	-	$-	62,108,317	$6	$188,850	$(153,427)	$(2,847)	$32,582

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

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of December 31, 2022	-	$-	-	$-	51,717,720	$5	$174,509	$(107,762)	$(2,604)	$64,148
Issuance of common stock (Unaudited)					9,440,868	1	6,428			6,429
Stock issued under stock compensation plan (Unaudited)					949,729	0	-			0
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	7,368	-	-	7,368
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	545	-	-	545
Net loss (Unaudited)	-	-	-	-	-	-	-	(45,665)	-	(45,665)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(243)	(243)
Balance as of September 30, 2023 (Unaudited)	-	$-	-	$-	62,108,317	$6	$188,850	$(153,427)	$(2,847)	$32,582

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

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Nine months ended September 30, (Unaudited)
	2023	2022
Net Cash used in Operating Activities	$(26,338)	$(32,166)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,226)	(3,549)
Purchases of intangible assets	-	(117)
Advances for the acquisition of property and equipment	(1,255)	-
Acquisition of available for sale financial assets	-	(319)
Acquisition of subsidiaries	(1,864)	-
Net Cash used in Investing Activities	$(6,345)	$(3,985)

Cash Flows from Financing Activities:
Issue of common stock and paid-in capital	5,488
State refundable deposit repayment	-	(41)
Net Cash (used in) provided by Financing Activities	$5,488	$(41)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(27,195)	$(36,192)
Effect of exchange rate changes on cash, cash equivalent, restricted cash and restricted cash equivalents	5	(1,126)
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of the period	33,619	79,764
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of the period	$6,429	$42,446

Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$3,661	$41,696
Restricted cash, current	2,018	-
Restricted cash, non-current	750	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$6,429	$42,446

Supplemental Cash Flow Information
Cash activities
Interest paid	$16	$16
Non-cash Investing and Financing Activities:
Assets acquired under operating leases	$-	$1,594
Issuance of common stock and paid-in capital	$769	$-

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

The unaudited condensed consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

Company Name	Country of Incorporation	Ownership Interest		Statements of Operations
		Direct	Indirect	2023	2022
Advent Technologies, Inc.	USA	100%	-	01/01 – 9/30	01/01 – 9/30
Advent Technologies S.A.	Greece	-	100%	01/01 – 9/30	01/01 – 9/30
Advent Technologies LLC	USA	-	100%	01/01 – 9/30	01/01 – 9/30
Advent Technologies GmbH	Germany	100%	-	01/01 – 9/30	01/01 – 9/30
Advent Technologies A/S	Denmark	100%	-	01/01 – 9/30	01/01 – 9/30
Advent Green Energy Philippines, Inc	Philippines	-	100%	01/01 – 9/30	01/01 – 9/30

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the nine months ended September 30, 2023, the Company used $26.3 million of cash in operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and the achievement of a revenue level adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of September 30, 2023 of $3.7 million will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding. In July 2022, the Company received official ratification from the European Commission of the European Union for one of the Important Projects of Common European Interest (“IPCEI”), Green HiPo. This project provides for the availability of funding up to €782.1 million over the next six years. As of the issuance date of the unaudited condensed consolidated financial statements, the Company has not received an agreement which provides the terms of the funding. In addition, on April 10, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that the Company has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of the Company’s Common Stock, from time to time over the 36-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement (the “Registration Statement”). The Registration Statement was filed on April 21, 2023 and declared effective on May 2, 2023. Per the terms of the Purchase Agreement, the Company will be unable to sell shares of the Company’s Common Stock to Lincoln Park if the sale price falls below $0.50 per share. On June 2, 2023, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), for an at-the-market equity program under which it may sell up to $50 million of shares of the Company’s Common Stock from time to time through the Agent. The Company has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Shares under the ATM Agreement and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement. The ATM Offering will terminate upon the earlier of (i) the issuance and sale of all shares of our Common Stock subject to the ATM Agreement, or (ii) the termination of the ATM Agreement as permitted therein. There is no assurance that the Company will have full access to either facility over the next twelve months. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalents as of the financial statement filing date, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

2. Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K filed with the SEC on March 31, 2023.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”). As an emerging growth company (“EGC”), the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC. The Company did not apply any new accounting policies during the nine-month period ended September 30, 2023 other than those noted below.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition. As of September 30, 2023 and December 31, 2022, the Company has cash and cash equivalents which are restricted of $2.8 million and $0.8 million, respectively. The restricted cash, current is cash the Company received on behalf of other grant partners and is offset by a corresponding liability in trade and other current payables. The restricted cash, non-current is a letter of credit required by the Company’s lease agreement for the Hood Park facility in Boston, MA. The letter of credit is required for the duration of the lease agreement which has a term of eight years. The lease commenced in October 2022.

The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows:

	September 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Cash and cash equivalents	$3,661	$32,869
Restricted cash, current	2,018	-
Restricted cash, non-current	750	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$6,429	$33,619

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

The changes in the accrued warranty reserve for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$969	$311	$1,047	$-
Additions	34	-	107	311
Settlements	(62)	-	(230)	-
Foreign exchange fluctuations	(30)	(20)	(13)	(20)
Balance at end of period	$911	$291	$911	$291

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

Sublease

On January 9, 2023, the Company entered into a sublease agreement by and among the Company, in its capacity as sublandlord, BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord, and Hughes Boston, Inc. (“Hughes”), in its capacity as subtenant. The sublease provides for the rental by Hughes of office space at 200 Clarendon Street, Boston, MA 02116. Under the terms of the sublease, Hughes subleases 6,041 square feet at an initial fixed annual rent of $0.6 million and will increase 3.0% on each anniversary of the sublease commencement date. The term of the sublease is through March 2026 (unless terminated as provided in the sublease) and the sublease commencement date was February 1, 2023. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.4 million, respectively, in rent income which is included as sublease income in the unaudited condensed consolidated statement of operations.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the three and nine months ended September 30, 2023, the Company recognized $6 thousand and $19 thousand, respectively, of interest income related to the Bond Loan within the consolidated statements of operations. The Company did not recognize any interest income related to the Bond Loan during the three and nine months ended September 30, 2022.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. The Company did not recognize any unrealized gain / (loss) during the three and nine months ended September 30, 2023 and 2022.

Warrant Liability

As a result of the Business Combination, the Company assumed a warrant liability (the “Warrant Liability”) related to previously issued 3,940,278 warrants, each exercisable to purchase one share of common stock at an exercise price of $11.50 per share, originally sold to AMCI Sponsor LLC (the “Sponsor”) in a private placement consummated in connection with AMCI’s initial public offering (the “Private Placement Warrants”) and the 400,000 warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, converted from the Sponsor’s non-interest bearing loan to the Company of $0.4 million in connection with the closing of the Business Combination (the “Working Capital Warrants”) (Note 14). The Private Placement Warrants and the Working Capital Warrants have substantially the same terms as the 24,399,418 warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, issued by AMCI in its initial public offering (the “Public Warrants”). As of September 30, 2023, the Company had an aggregate of 1,970,139 Private Placement Warrants and Working Capital Warrants outstanding.

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023
	(Unaudited)
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$316	$316
	$316	$316

Liabilities
Warrant liability	$99	$99
	$99	$99

	As of December 31, 2022
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$320	$320
	$320	$320

Liabilities
Warrant liability	$998	$998
	$998	$998

The carrying amounts of the Company’s remaining financial instruments reflected on the consolidated balance sheets and which consist of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, and other current liabilities, approximate their respective fair values due to their short-term nature.

Changes in the fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2023 and 2022 were as follows:

Available for Sale Financial Asset
	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Estimated fair value (beginning of period)	$326	$311	$320	$-
Estimated fair value of available for sale financial asset acquired	-	-	-	311
Foreign exchange fluctuations	(10)	(20)	(4)	(20)
Change in estimated fair value	-	-	-	-
Estimated fair value (end of period)	$316	$291	$316	$291

Warrant Liability
	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Estimated fair value (beginning of period)	$177	$2,214	$998	$10,373
Change in estimated fair value	135	911	(355)	(7,248)
Reclassification of private placement warrants	(213)	-	(545)	-
Estimated fair value (end of period)	$99	$3,125	$99	$3,125

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

The following tables provide quantitative information regarding Level 3 fair value measurement inputs as of their measurement date of September 30, 2023:

Available for Sale Financial Asset
Interest Rate	8.00%
Discount Rate	8.00%
Remaining term (in years)	1.65

Warrant Liability
Stock price	$0.39
Exercise price (strike price)	$11.50
Risk-free interest rate	4.83%
Volatility	128.2%
Remaining term (in years)	2.34

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

3. Related party disclosures

Balances with related parties

The were no outstanding balances with related parties as of September 30, 2023 and December 31, 2022.

Transactions with related parties

Related party transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by the related parties.

4. Accounts receivable, net

Accounts receivable consist of the following:

	September 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Accounts receivable from third party customers	$1,205	$1,295
Less: Allowance for credit losses	(372)	(316)
Accounts receivable, net	$833	$979

5. Inventories

Inventories consist of the following:

	September 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Raw materials and supplies	$8,524	$7,518
Work-in-process	523	547
Finished goods	5,798	4,787
Total	$14,845	$12,852
Provision for slow moving inventory	(932)	(232)
Total	$13,913	$12,620

The changes in the provision for slow moving inventory is as follows:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$(236)	$(44)	$(232)	$(48)
Additions	(723)	(204)	(723)	(204)
Exchange differences	27	20	23	24
Balance at end of period	$(932)	$(228)	$(932)	$(228)

6. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

	September 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Prepaid insurance expenses	$544	$263
Prepaid research expenses	25	212
Prepaid rent expenses	-	32
Other prepaid expenses	181	181
Total	$750	$688

Prepaid insurance expenses as of September 30, 2023 and December 31, 2022 mainly include prepayments to insurers for directors’ and officers’ insurance for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of September 30, 2023 and December 31, 2022 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 16.

Other prepaid expenses as of September 30, 2023 and December 31, 2022 mainly include prepayments for professional fees and purchases.

Other current assets are analyzed as follows:

	September 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
VAT receivable	$599	$530
Withholding tax	21	839
Grant receivable	613	265
Purchases under receipt	-	83
Guarantees	37	38
Other receivables	579	524
Accrued interest income	32	13
Accrued sublease income	80	-
Tax receivable	319	-
Total	$2,280	$2,292

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

UltraCell Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company is phasing out use of the UltraCell trade name and therefore recognized an impairment charge of $0.4 million during the period. The Patented Technology was valued with the multi-period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 17.7% from 11.6% at the time of the acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was less than the current carrying value and therefore recognized an impairment charge of $3.3 million during the period. The Company determined that the fair value of the reporting unit utilizing the updated forecast was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $0.6 million during the period.

SerEnergy and FES Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog in conjunction with the SerEnergy and FES acquisition. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. All other finite-lived intangible assets related to the SerEnergy and FES acquisition were previously fully amortized or impaired. The Company determined that the fair value of the reporting unit was $13.6 million utilizing the updated forecast, which was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $5.1 million during the period.

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

As of September 30, 2023, the Company fully impaired goodwill:

(Amounts in thousands)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount
Goodwill on acquisition of UltraCell	$631	$(631)	$-
Goodwill on acquisition of SerEnergy and FES	29,399	(29,399)	-
Total goodwill	$30,030	$(30,030)	$-

Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of September 30, 2023 and December 31, 2022 is as follows:

	As of September 30, 2023 (Unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$(406)	$-
Total indefinite-lived intangible assets	$406	$-	$(406)	$-
Finite-lived intangible assets:
Patents	21,221	(3,247)	(17,974)	-
Process know-how (IPR&D)	2,612	(908)	-	1,704
Order backlog	266	(266)	-	-
Software	230	(145)	-	85
Total finite-lived intangible assets	$24,329	$(4,566)	$(17,974)	$1,789
Total intangible assets	$24,735	$(4,566)	$(18,380)	$1,789

	As of December 31, 2022
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$-	$406
Total indefinite-lived intangible assets	$406	$-	$-	$406
Finite-lived intangible assets:
Patents	21,221	(3,068)	(14,634)	3,519
Process know-how (IPR&D)	2,612	(582)	-	2,030
Order backlog	266	(266)	-	-
Software	233	(126)	-	107
Total finite-lived intangible assets	$24,332	$(4,042)	$(14,634)	$5,656
Total intangible assets	$24,738	$(4,042)	$(14,634)	$6,062

The Company did not record any additions to indefinite-lived intangible assets during the three and nine months ended September 30, 2023 and 2022.

In 2021, the Company recorded $22.9 million (net carrying amount) of amortizing intangible assets, most of which were in connection with the Company’s acquisitions of UltraCell, SerEnergy, and FES. The amortizing intangible assets consist of patents, process know-how (IPR&D), order backlogs, and software which are amortized over 10 years, 6 years, 1 year, and 5 years, respectively. In the three and nine months ended September 30, 2023, the Company did not record any additions to definite-lived intangible assets. In the three and nine months ended September 30, 2022, the Company recorded $0.0 million and $0.1 million, respectively, of amortizing intangible assets related to software. The amortization expense for the intangible assets for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.7 million, respectively. The amortization expense for the intangible assets for the nine months ended September 30, 2023 and 2022 was $0.5 million and $2.1 million, respectively.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of September 30, 2023 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2023	$116
2024	465
2025	465
2026	438
2027	305
Thereafter	-
Total	$1,789

8. Property, plant and equipment, net

The Company’s property, plant and equipment, net, consisted of the following:

	September 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Land, Buildings & Leasehold Improvements	$14,329	$1,977
Machinery	13,908	8,155
Equipment	5,300	4,687
Assets under construction	36	10,436
	$33,573	$25,255
Less: accumulated depreciation	(9,038)	(7,317)
Less: cumulative impairment	(275)	-
Total	$24,260	$17,938

During the three and nine months ended September 30, 2023, additions to property, plant and equipment were $5.1 million and $9.0 million, respectively, primarily consisting of machines and assets related to the construction of the Hood Park facility. Additionally, on April 27, 2023, the Company entered into an agreement with ETTEL S.A. to purchase land in Kozani, Greece in the amount of €0.8 million. During the three and nine months ended September 30, 2022, additions to property, plant and equipment of $0.8 million and $3.5 million, respectively, include leasehold improvements, machinery, office and other equipment and assets under construction.

Assets under construction mainly relate to the design and construction of Company’s leased premises at Hood Park in Charlestown, MA. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. During the three and nine months ended September 30, 2023, the Company transferred assets under construction to land, buildings and leasehold improvements. During the three and nine months ended September 30, 2022, the Company did not transfer any assets under construction to other asset classes.

Depreciation expense during the three months ended September 30, 2023 and 2022 was $0.9 million and $0.3 million, respectively. Depreciation expense during the nine months ended September 30, 2023 and 2022 was $2.1 million and $1.1 million, respectively.

During the three months ended June 30, 2023, the Company decided to consolidate certain of its German operations with its operations in Denmark and Greece. In July 2023, the Company initiated the process to communicate its plan to affected employees in Germany and to relocate certain equipment to either Denmark or Greece. As part of this consolidation, the Company anticipates it will dispose of equipment below its current carrying value, resulting in an impairment charge of $0.3 million during the second quarter of 2023. The affected employees will continue to provide service through their termination dates, and as a result, the Company does not anticipate material severance charges.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

9. Other non-current assets

Other non-current assets as of September 30, 2023 and December 31, 2022 are mostly comprised of advances to suppliers for the acquisition of fixed assets of $0.5 million and $4.9 million, respectively.

10. Trade and other payables

Trade and other payables include balances of suppliers and consulting service providers.

11. Other current liabilities

As of September 30, 2023 and December 31, 2022, other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Accrued expenses(1)	$1,139	$1,522
Other short-term payables(2)	503	2,260
Taxes and duties payable	413	285
Provision for unused vacation	285	300
Accrued provision for warranties, current portion (Note 16)	228	213
Social security funds	88	88
Overtime provision	12	35
Total	$2,668	$4,703

(1)	Accrued expenses are analyzed as follows:

	September 30, 2023	December 31, 2022
(Amounts in thousands)	(Unaudited)
Accrued construction fees	$-	$476
Accrued expenses for legal and consulting fees	313	159
Accrued payroll fees	265	142
Other accrued expenses	561	745
Total	$1,139	$1,522

(2)	Other short-term payables as of December 31, 2022 included an amount of $2.0 million, which was payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES and was paid in June 2023.

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

As of September 30, 2023 and December 31, 2022, the Company had an aggregate of 1,970,139 and 4,340,278 Private Placement Warrants and Working Capital Warrants outstanding, respectively. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of September 30, 2023, an aggregate of 1,970,139 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

13. Other long-term liabilities

Other long-term liabilities as of September 30, 2023 and December 31, 2022 mainly include an amount of $0.7 million and $0.8 million, respectively, being the non-current portion of a total accrued warranty reserve of $0.9 million and $1.0 million, respectively.

14. Stockholders’ Equity

Shares Authorized

As of September 30, 2023, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

As of September 30, 2023 and December 31, 2022, there were 62,108,317 and 51,717,720 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

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

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of Common Stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has immaterial value as of September 30, 2023.

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

During the three and nine months ended September 30, 2023, the Company issued and sold an aggregate of 3,411,336 and 8,805,275 shares pursuant to the Purchase Agreement and received net proceeds of $2.1 million and $5.5 million, respectively. During the three and nine months ended September 30, 2023, the Company incurred approximately $0.1 million and $0.3 million of expenses, respectively, related to the discount on the issuance of common stock to Lincoln Park, which is included in other income / (expenses), net in the unaudited condensed consolidated statement of operations.

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

No shares were sold under the ATM Offering during the three and nine months ended September 30, 2023.

Public Warrants

In connection with the Business Combination, the Company assumed the Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 22,052,077 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 22,798 shares at $11.50 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 22,798 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. As of September 30, 2023, the Company’s Public Warrants amounted to 24,399,418.

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

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of Common Stock set forth in each agreement with an exercise price equal to the market price of Company’s Common Stock at the date of grant. The Company did not grant Stock Options during the nine months ended September 30, 2023.

Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.8 million and $2.5 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized compensation cost of $0.9 million and $2.6 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the nine months ended September 30, 2023:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	2,683,182	$4.18
Vested	(785,797)	$4.33
Forfeited	(159,363)	$3.80
Unvested as of September 30, 2023	1,738,022	$4.14

As of September 30, 2023, there was $5.4 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $1.6 million and $4.9 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The Company recognized compensation cost of $1.8 million and $5.1 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The Company also has a policy of accounting for forfeitures when they occur.

Restricted Stock Units have been granted during the nine months ended September 30, 2023 are as follows:

	Number of Shares	Grant Date Fair Value
Granted on May 1, 2023	100,000	$0.74
Granted on June 29, 2023	200,000	$0.60
Total restricted stock units granted in 2023	300,000

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	2,877,511	$7.34
Granted	300,000	$0.65
Vested	(979,345)	$6.90
Forfeited	(160,144)	$6.05
Unvested as of September 30, 2023	2,038,022	$6.66

As of September 30, 2023, there was $10.0 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

15. Revenue

Revenue is analyzed as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2023	2022	2023	2022
Sales of goods	$1,260	$2,395	$3,055	$5,284
Sales of services	4	4	298	596
Total revenue from contracts with customers	$1,264	$2,399	$3,353	$5,880

The timing of revenue recognition is analyzed as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2023	2022	2023	2022
Timing of revenue recognition
Revenue recognized at a point in time	$1,264	$2,399	$3,353	$5,880
Revenue recognized over time	-	-	-	-
Total revenue from contracts with customers	$1,264	$2,399	$3,353	$5,880

As of September 30, 2023 and December 31, 2022, Advent recognized contract assets of $0.1 million and $0.1 million, respectively, on the consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, Advent recognized contract liabilities of $0.7 million and $1.0 million, respectively, in the consolidated balance sheets. During the nine months ended September 30, 2023, the Company recognized the amount of $0.1 million in revenues.

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

Expenses from Collaborative Arrangements

For the three and nine months ended September 30, 2023, an amount of $0.2 million and $1.5 million has been recognized in research and development expenses on the consolidated statements of operations, respectively. For the three and nine months ended September 30, 2022, an amount of $0.3 million and $0.9 million has been recognized in research and development expenses on the consolidated statements of operations, respectively.

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

During the three and nine months ended September 30, 2023, the Company recorded income tax benefits (provisions) of $80 thousand and ($0.7) million, respectively, mainly related to the Company’s recoverability assessment of research and development tax credits in Denmark. During the three and nine months ended September 30, 2022, the Company recorded income tax benefits of $0.6 million and $1.7 million, mainly related to net operating loss carryforwards in Denmark that resulted in a deferred tax asset. As of September 30, 2023 and December 31, 2022, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2023	2022	2023	2022
North America	$64	$2,063	$541	$3,496
Europe	1,155	322	2,642	1,957
Asia	45	14	170	427
Total net sales	$1,264	$2,399	$3,353	$5,880

19. Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2023, that is considered probable or reasonably possible, with the following exception:

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired Serenergy and FES, which acquisition closed on August 31, 2021. The arbitration will be held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. F.E.R. is asserting that it is due approximately 4.5 million euro based on the cap and corresponding value of the share consideration at the date of closing. The Company believes that the claim is without merit and intends to defend itself vigorously in these proceedings, although we cannot accurately predict the ultimate outcome of this matter.

Guarantee letters

The Company has contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of September 30, 2023 and December 31, 2022, no letters of guarantee were outstanding.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025.

In 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and De Nora Deutschland GmbH (“De Nora”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 3,236 (Minimum Quantity) of electrodes from De Nora during the contract duration from May 3, 2022 until June 24, 2023. As of September 30, 2023, the Company has no remaining obligations under this agreement.

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

The following table summarizes our contractual obligations as of September 30, 2023:

Fiscal Year Ended December 31,	Quantity (electrodes)	Quantity (pieces)	Quantity (m2)	Price (Amounts in thousands)
2023	-	15,600	1,653	$676
2024	-	9,600	6,000	1,699
2025	-	-	8,000	2,112
Total	-	25,200	15,653	$4,487

20. Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(11,846)	$(11,468)	$(45,665)	$(26,712)
Denominator:
Basic weighted average number of shares	60,371,473	51,660,133	55,294,610	51,465,004
Diluted weighted average number of shares	60,371,473	51,660,133	55,294,610	51,465,004
Net loss per share:
Basic	$(0.20)	$(0.22)	$(0.83)	$(0.52)
Diluted	$(0.20)	$(0.22)	$(0.83)	$(0.52)

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

As the Company incurred losses for the three and nine months ended September 30, 2023 and 2022, the effect of including any potential shares of Common Stock in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

21. Subsequent Events

On October 14, 2023, the Company through its wholly-owned subsidiary, FES, in its capacity as lessee, agreed to modify the term of its lease agreement with fischer group SE &Co, KG, in its capacity as lessor. The lease term was modified to end on or before January 1, 2024, with rental payments of €7,768 plus VAT to end on November 1, 2023. As of September 30, 2023, the Company has $0.3 million in right-of-use assets, $0.1 in operating lease liabilities and $0.2 million in operating lease liabilities – long-term reflected on the condensed consolidated balance sheets.

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

While the legal acquirer in the Merger Agreement is AMCI, for financial accounting and reporting purposes under GAAP, we have determined that Advent Technologies, Inc. is the accounting acquirer, and the Business Combination was accounted for as a “reverse recapitalization.” A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the combined entity represent the continuation of the financial statements of Advent Technologies in many respects. Under this method of accounting, AMCI is treated as the acquired entity whereby Legacy Advent is deemed to have issued common stock for the net assets and equity of AMCI, consisting mainly of cash, accompanied by a simultaneous equity recapitalization of AMCI.

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

Business Developments

Green HiPo Project approved by EU

On June 16, 2022, Advent announced the receipt of a notification from the Greek State informing Advent that the IPCEI Green HiPo was submitted for ratification by the EU for funding up to €782.1 million, spread over six years. On July 15, 2022, Advent received official ratification from the European Commission of the EU. The Green HiPo project is designed to bring the development, design, and manufacture of HT-PEM fuel cells and electrolysers for the production of power and green hydrogen to the Western Macedonia region of Greece.

Airbus Term Sheet to Launch a Joint Benchmarking Project

On November 6, 2023, Advent announced the signing of a term sheet with Airbus, a global leader in aeronautics, space, and related services, for a joint benchmarking project regarding an optimized Ion Pair™ Membrane Electrode Assembly (“MEA”) for hydrogen fuel cells. Airbus will provide financial support to the project and its extensive knowledge of the aviation industry. Advent will invest in people, materials, hardware, and 3rd party research centers, to contribute to the goals of the project. The multi-million dollar collaboration will take place over two years.

The goal of the project is to accelerate the development of Advent’s MEA and benchmark the Ion Pair MEA against aviation requirements and current/expected technological limits. HT-PEM MEAs operating at temperatures higher than 180°C (360°F) aim to solve one of the largest challenges in aviation fuel cell use: thermal management. High temperature fuel cells allow increased performance, increased passenger carrying capability, and increased range compared to low temperature fuel cell stack technology. Advent believes that HT-PEM is a superior option not only for aviation, but also for heavy-duty trucks, the automotive industry and marine use.

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

Selection of Wearable Fuel Cell for the DOD 2021 Validation Program

On March 31, 2021, we announced that Advent’s 50W Reformed Methanol Wearable Fuel Cell Power System (“Honey Badger”) had been selected by the U.S. Department of Defense’s (“DOD”) National Defense Center for Energy and Environment (“NDCEE”) to take part in its demonstration/validation program for 2021. The NDCEE is a DOD program that addresses high-priority environmental, safety, occupational health, and energy technological challenges that are demonstrated and validated at active installations for military application. The Company believes Advent’s Honey Badger 50™ (“HB50”) fuel cell is the only fuel cell that is part of this program that supports the U.S. Army’s goal of having a technology-enabled force by 2028.

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

In September 2023, Advent secured a new $2.2 million contract with the U.S. DOD. This milestone achievement comes under the General Technical Services prime contract and will play a crucial role in supporting the demanding defense mission requirements of the U.S. Army. This contract is the continuation of a series of past contracts with the U.S. DOD and its primary objective is to further optimize Advent’s proprietary Honey Badger 50™ portable fuel cell system by integrating the Company’s innovative Ion Pair MEA technology. Upon the completion of this new 12-month contract, Advent and the U.S. DOD aim to reinforce their long-term collaboration by focusing on the manufacturing process of the enhanced HB50 fuel cell system, that will enable high-volume production manufacturing capacity. MEAs form the heart of the fuel cell, and their performance determines the lifetime, efficiency, weight, and to a large extent, the cost of the end electrochemistry products. Advent’s Ion Pair MEA technology is anticipated to significantly enhance HB50’s performance, resulting in higher power density and improved compact packaging, making it an ideal solution for off-grid field applications, including military and rescue operations.

Key Factors Affecting Our Results

Advent believes that its performance and future success depend on several factors that present significant opportunities for Advent but also pose risks and challenges, including those discussed below.

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of September 30, 2023, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Amortization of Intangibles

Intangible assets of $4.7 million recognized on the acquisition of UltraCell were the Trade Name “UltraCell” ($0.4 million) and Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years, for which amortization expense of $0.0 million and $0.1 million was recognized for the three months ended September 30, 2023 and 2022, respectively. Amortization expense of $0.2 million and $0.3 million was recognized for the nine months ended September 30, 2023 and 2022, respectively.

Intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES were Patents amounting to $16.9 million, Process know-how (IPR&D) amounting to $2.6 million, and Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year. Amortization expense of $0.1 million and $0.6 million was recognized in relation to these intangibles for the three months ended September 30, 2023 and 2022, respectively. Amortization expense of $0.3 million and $1.8 million was recognized in relation to these intangibles for the nine months ended September 30, 2023 and 2022, respectively. The reduction in amortization expense is due to significant impairment charges that were recognized in the fourth quarter of 2022 and second quarter of 2023.

Impairment Losses

We recognized impairment losses in the second quarter of 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions. Refer to “Critical Accounting Policies and Estimates” disclosure for further details.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $(0.1) million and $0.4 million for the three and nine months ended September 30, 2023, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants. The change in fair value of warrant liability amounting to $(0.9) million and $7.2 million for the three and nine months ended September 30, 2022, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

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

Income Taxes

During the three and nine months ended September 30, 2023, we recorded income tax benefit (provision) of $80 thousand and $(0.7) million, respectively, mainly related to management’s recoverability assessment of research and development tax credits in Denmark. During the three and nine months ended September 30, 2022, we recorded income tax benefits of $0.6 million and $1.7 million, respectively, mainly related to net operating loss carryforwards in Denmark that resulted in a deferred tax asset. As of September 30, 2023 and December 31, 2022, we provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2023 and 2022, and the changes between periods.

	Three months ended September 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2023	2022	$ change	% change
Revenue, net	$1,264	$2,399	$(1,135)	(47.3)%
Cost of revenues	(2,456)	(2,339)	(117)	5.0%
Gross loss	(1,192)	60	(1,252)	(2,086.7)%
Income from grants	496	294	202	68.7%
Research and development expenses	(2,131)	(2,547)	416	(16.3)%
Administrative and selling expenses	(8,916)	(8,203)	(713)	8.7%
Sublease income	139	-	139	N/A
Amortization of intangibles	(117)	(696)	579	(83.2)%
Credit loss – customer contracts	64	-	64	N/A
Impairment losses	-	-	-	N/A
Operating loss	(11,657)	(11,092)	(565)	5.1%
Fair value change of warrant liability	(134)	(911)	777	(85.3)%
Finance income / (expenses), net	-	-	-	N/A
Foreign exchange gains / (losses), net	(12)	(33)	21	(63.6)%
Other income / (expenses), net	(123)	1	(124)	(12,400.0)%
Loss before income tax	(11,926)	(12,035)	109	(0.9)%
Income tax	80	567	(487)	(85.9)%
Net loss	$(11,846)	$(11,468)	$(378)	3.3%
Net loss per share
Basic loss per share	(0.20)	(0.22)	0.02	N/A
Basic weighted average number of shares	60,371,473	51,660,133	N/A	N/A
Diluted loss per share	(0.20)	(0.22)	0.02	N/A
Diluted weighted average number of shares	60,371,473	51,660,133	N/A	N/A

Revenue, net

Our total revenue from product sales decreased by approximately $1.1 million from approximately $2.4 million in the three months ended September 30, 2022 to approximately $1.3 million in the three months ended September 30, 2023. The decrease was driven by a decline in volume of fuel cell systems and components in the three months ended September 30, 2023.

Cost of Revenues

Cost of revenues increased by approximately $0.2 million from approximately $2.3 million in the three months ended September 30, 2022 to approximately $2.5 million in the three months ended September 30, 2023. The increase in cost of revenues was related to an increase in the provision for slow-moving inventory.

Research and Development Expenses

Research and development expenses were approximately $2.1 million and $2.5 million in the three months ended September 30, 2023 and 2022, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $8.9 million in the three months ended September 30, 2023, and $8.2 million in the three months ended September 30, 2022. The increase was primarily due to expenses related to the operation of the new Hood Park facility in the three months ended September 30, 2023.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $(0.1) million and $(0.9) million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended September 30, 2023 and 2022, respectively.

Other Income / (Expenses), Net

Other income / (expenses) of $(0.1) million for the three months ended September 30, 2023 primarily relate to the Lincoln Park Purchase Agreement. During the three months ended September 30, 2023, the Company incurred approximately $0.1 million of expenses related to the discount on the issuance of common stock to Lincoln Park.

Comparison of the Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2023 and 2022, and the changes between periods.

	Nine months ended September 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2023	2022	$ change	% change
Revenue, net	$3,353	$5,880	$(2,527)	(43.0)%
Cost of revenues	(5,845)	(6,126)	281	(4.6)%
Gross loss	(2,492)	(246)	(2,246)	913.0%
Income from grants	1,690	1,011	679	67.2%
Research and development expenses	(8,155)	(7,338)	(817)	11.1%
Administrative and selling expenses	(25,736)	(26,657)	921	(3.5)%
Sublease income	404	-	404	N/A
Amortization of intangibles	(526)	(2,113)	1,587	(75.1)%
Credit loss – customer contracts	(63)	-	(63)	N/A
Impairment losses	(9,763)	-	(9,763)	N/A
Operating loss	(44,641)	(35,343)	(9,298)	26.3%
Fair value change of warrant liability	355	7,248	(6,893)	(95.1)%
Finance income / (expenses), net	118	(9)	127	N/A
Foreign exchange gains / (losses), net	106	(51)	157	(307.8)%
Other income / (expenses), net	(883)	(220)	(663)	301.4%
Loss before income tax	(44,945)	(28,375)	(16,570)	58.4%
Income tax	(720)	1,663	(2,383)	(143.3)%
Net loss	$(45,665)	$(26,712)	$(18,953)	71.0%
Net loss per share
Basic loss per share	(0.83)	(0.52)	(0.31)	N/A
Basic weighted average number of shares	55,294,610	51,465,004	N/A	N/A
Diluted loss per share	(0.83)	(0.52)	(0.31)	N/A
Diluted weighted average number of shares	55,294,610	51,465,004	N/A	N/A

Revenue, net

Our total revenue from product sales decreased by approximately $2.5 million from approximately $5.9 million in the nine months ended September 30, 2022 to approximately $3.4 million in the nine months ended September 30, 2023. The decrease was driven by a decline in volume of fuel cell systems and components in the nine months ended September 30, 2023.

Cost of Revenues

Cost of revenues decreased by approximately $0.3 million from approximately $6.1 million in the nine months ended September 30, 2022 to approximately $5.8 million in the nine months ended September 30, 2023. The decrease in cost of revenues was related to the decrease in revenue during the period, partially offset by an increase in the provision for slow-moving inventory.

Research and Development Expenses

Research and development expenses were approximately $8.2 million and $7.3 million in the nine months ended September 30, 2023 and 2022, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $25.7 million in the nine months ended September 30, 2023, and $26.7 million in the nine months ended September 30, 2022. The decrease was primarily due to administrative cost reductions implemented throughout 2022 and a reduction in directors and officers insurance expense in the nine months ended September 30, 2023.

Impairment Losses

We recognized impairment losses of $9.8 million in the second quarter of 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions. Refer to Critical Accounting Policies and Estimates disclosure for further details.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $0.4 million and $7.2 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the nine months ended September 30, 2023 and 2022, respectively.

Other Income / (Expenses), Net

Other income / (expenses) of $(0.9) million for the nine months ended September 30, 2023 primarily relate to the Lincoln Park Purchase Agreement. Approximately $0.6 million was paid in Common Stock to Lincoln Park as a commitment fee and $0.03 million to reimburse Lincoln Park for expenses. During the nine months ended September 30, 2023, the Company incurred approximately $0.3 million of expenses, respectively, related to the discount on the issuance of common stock to Lincoln Park.

Liquidity and Capital Resources

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the nine months ended September 30, 2023, the Company used $26.3 million of cash in operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. The transition to profitability is dependent upon the successful development, approval, and commercialization of its products and the achievement of a revenue level adequate to support its cost structure. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of September 30, 2023 of $3.7 million will not be sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding. In July 2022, the Company received official ratification from the European Commission of the European Union for one of the Important Projects of Common European Interest (“IPCEI”), Green HiPo. This project provides for the availability of funding up to €782.1 million over the next six years. As of the issuance date of the unaudited condensed consolidated financial statements, the Company has not received an agreement which provides the terms of the funding. In addition, on April 10, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that the Company has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of the Company’s Common Stock, from time to time over the 36-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which the Company agreed to register the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement (the “Registration Statement”). The Registration Statement was filed on April 21, 2023 and declared effective on May 2, 2023. Per the terms of the Purchase Agreement, the Company will be unable to sell shares of the Company’s Common Stock to Lincoln Park if the sale price falls below $0.50 per share. On June 2, 2023, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), for an at-the-market equity program under which it may sell up to $50 million of shares of the Company’s Common Stock from time to time through the Agent. The Company has no obligation to sell, and the Agent is not obligated to buy or sell, any of the shares under the ATM Agreement and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement. The ATM Offering will terminate upon the earlier of (i) the issuance and sale of all shares of our Common Stock subject to the ATM Agreement, or (ii) the termination of the ATM Agreement as permitted therein. There is no assurance that the Company will have full access to either facility over the next twelve months. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. Because of the uncertainty in securing additional funding and the insufficient amount of cash and cash equivalents as of the financial statement filing date, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements are issued.

The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2023 and 2022, and the changes between periods.

	Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2023	2022	$ change	% change
Net Cash used in Operating Activities	$(26,338)	$(32,166)	$5,828	(18.1)%

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,226)	(3,549)	323	(9.1)%
Purchases of intangible assets	-	(117)	117	(100.0)%
Advances for the acquisition of property and equipment	(1,255)	-	(1,255)	N/A
Acquisition of available for sale financial assets	-	(319)	319	(100.0)%
Acquisition of subsidiaries	(1,864)	-	(1,864)	N/A
Net Cash used in Investing Activities	$(6,345)	$(3,985)	$(2,360)	59.2%

Cash Flows from Financing Activities:
State refundable deposit repayment	-	(41)	41	(100.0)%
Proceeds of issuance of common stock and paid-in capital	5,488	-	5,488	N/A
Net Cash provided by Financing Activities	$5,488	$(41)	$5,529	N/A

Net (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(27,195)	$(36,192)	$8,997	(24.9)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	5	(1,126)	1,131	(100.4)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	33,619	79,764	(46,145)	(57.9)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of period	$6,429	$42,446	$(36,017)	(84.9)%

Cash flows used in Operating Activities

Advent’s cash flows from operating activities reflect the income statement position adjusted for working capital movements in current assets and liabilities. As Advent grows, it expects that operating cash flows will be affected by increased working capital needs and growth in personnel-related expenditures.

Net cash used in operating activities was approximately $(26.3) million and $(32.2) million for the nine months ended September 30, 2023 and 2022, respectively, which related to outflows in connection with administrative and selling expenses, an increase in inventory, research and development expenses, and costs associated with insurances services and other personnel costs. Operating cash flow for the nine months ended September 30, 2022 also included payments of signing bonuses, incentive compensation and executive severance.

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities was approximately $(6.3) million and $(4.0) million for the nine months ended September 30, 2023 and 2022, respectively, which mostly related to the acquisition of property, plant and equipment. Investing cash flow for the nine months ended September 30, 2023 also included a $1.9 million payment to complete the acquisition of our fuel cell systems business in Denmark, Germany and the Philippines.

Cash Flows provided by Financing Activities

Advent’s cash flow from financing activities was approximately $5.5 million for the nine months ended September 30, 2023, which related to the net cash proceeds from the sale of shares under the Lincoln Park facility.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of September 30, 2023 and December 31, 2022, Advent recognized contract assets of $0.1 million and $0.1 million, respectively, on the consolidated balance sheets.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of September 30, 2023 and December 31, 2022, Advent recognized contract liabilities of $0.7 million and $1.0 million, respectively, in the consolidated balance sheets. During the nine months ended September 30, 2023, we recognized $0.1 million in revenues.

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

UltraCell Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company is phasing out use of the UltraCell trade name and therefore recognized an impairment charge of $0.4 million during the period. The Patented Technology was valued with the multi-period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 17.7% from 11.6% at the time of the acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was less than the current carrying value and therefore recognized an impairment charge of $3.3 million during the period. The Company determined that the fair value of the reporting unit utilizing the updated forecast was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $0.6 million during the period.

SerEnergy and FES Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog in conjunction with the SerEnergy and FES acquisition. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. All other finite-lived intangible assets related to the SerEnergy and FES acquisition were previously fully amortized or impaired. The Company determined that the fair value of the reporting unit was $13.6 million utilizing the updated forecast, which was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $5.1 million during the period.

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

For the three months ended September 30, 2023 and 2022, net income tax (expenses) benefits of $80 thousand and $0.6 million, respectively, were recorded in the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, net income tax (expenses) benefits of $(0.7) million and $1.7 million, respectively, were recorded in the condensed consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. Advent is subject to income tax examinations by major taxing authorities.

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

Warrant Liability

Advent accounts for the 26,369,557 warrants (comprising of 24,399,418 Public Warrants and 1,970,139 Private Placement Warrants) issued in connection with the initial public offering and the 400,000 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, we classify these warrant instruments as liabilities at their fair value and adjust the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants was determined based on a modified Black-Scholes-Merton model for the three and nine months ended September 30, 2023 and 2022.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022.

EBITDA and Adjusted EBITDA	Three months ended September 30, (Unaudited)			Nine months ended September 30, (Unaudited)
(in Millions of US dollars)	2023	2022	$ change	2023	2022	$ change
Net loss	$(11.85)	$(11.47)	(0.38)	$(45.67)	$(26.71)	(18.96)
Depreciation of property and equipment	$0.89	$0.35	0.54	$2.10	$1.13	0.97
Amortization of intangibles	$0.12	$0.69	(0.57)	$0.53	$2.11	(1.58)
Finance income / (expenses), net	$-	$-	-	$(0.12)	$0.01	(0.13)
Other income / (expenses), net	$0.12	$-	0.12	$0.88	$0.22	0.66
Foreign exchange differences, net	$0.01	$0.03	(0.02)	$(0.11)	$0.05	(0.16)
Income taxes	$(0.08)	$(0.56)	0.48	$0.72	$(1.66)	2.38
EBITDA	$(10.79)	$(10.96)	0.17	$(41.67)	$(24.85)	(16.82)
Net change in warrant liability	$0.13	$0.91	(0.78)	$(0.36)	$(7.25)	6.89
Impairment losses	$-	$-	-	$9.76	$-	9.76
Adjusted EBITDA	$(10.66)	$(10.05)	(0.61)	$(32.27)	$(32.10)	(0.17)

Adjusted Net Loss

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net loss for the three and nine months ended September 30, 2023 and 2022.

Adjusted Net Loss	Three months ended September 30, (Unaudited)			Nine months ended September 30, (Unaudited)
(in Millions of US dollars)	2023	2022	$ change	2023	2022	$ change
Net loss	$(11.85)	$(11.47)	(0.38)	$(45.67)	$(26.71)	(18.96)
Net change in warrant liability	$0.13	$0.91	(0.78)	$(0.36)	$(7.25)	6.89
Impairment losses	$-	$-	-	$9.76	$-	9.76
Adjusted Net Loss	$(11.72)	$(10.56)	(1.16)	$(36.27)	$(33.96)	(2.31)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of September 30, 2023, Advent had an unrestricted cash balance of approximately $3.7 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Date: November 14, 2023	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Kevin Brackman
Kevin Brackman
Chief Financial Officer
(Authorized Officer; Principal Financial and Accounting Officer)