Form 10-K
period 2023-12-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2024-08-13
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO

Advent Technologies Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	001-38742	83-0982969
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5637 La Ribera St.
Suite A
Livermore, CA 94550

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (925) 455-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADN	The Nasdaq Capital Market
Warrants to purchase one share of common stock, each at an exercise price of $345.00	ADNWW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐   NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the Registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2023, was approximately $27.3 million.

As of August 7, 2024, the registrant had 2,636,508 shares of common stock, par value $0.0001 per share, issued and outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective on May 13, 2024 and began trading on a post-split adjusted basis on May 14, 2024.

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

ii

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

We develop and manufacture high-temperature proton exchange membranes (“HT-PEM” or “HT-PEMs”) and fuel cell systems. Our systems are aimed to provide stationary power for the off-grid, backup, critical infrastructure, and portable markets that replace diesel generators with quiet, clean fuel cell power. Select applications are telecom towers (5G and older), energy infrastructure (critical infrastructure off-grid or backup power), and portable power for construction, events, and defense. As the systems increase in size and power, we see opportunities in the P2X, data center, buildings, and microgrid markets. Through strategic Joint Development Agreements (JDAs), we are expanding into the heavy-duty mobility market (Marine, Aerospace, and Heavy Duty Automotive).

Our mission is to bring fuel cells that have a lower Total Cost of Ownership (TCO) to market when compared to diesel generators and internal combustion engines. Our goal is to become a leading provider of HT-PEM fuel cell systems and HT-PEM-based membrane electrode assemblies (“MEA” or “MEAs”).

Our current revenue is derived from the sale of fuel cell systems and the sale of MEAs, membranes, and electrodes for specific applications in the fuel cell market. While fuel cell systems sales and associated revenue is expected to provide the majority of our income in the near future, the MEA innovation is expected to facilitate strategic partnerships between Tier 1 suppliers and us and original equipment manufacturers (“OEMs”) as these downstream manufacturers develop their own white-labeled HT-PEM products. We have had early success in forging such strategic partnerships, as with the case of Airbus for the aerospace sector and Siemens Energy for the maritime industry. The US Army development contracts for human portable power fuel cells also fall under this category.

Our headquarters are in Livermore, California, and we have MEA fabrication and system production facilities in Livermore, California and Patras, Greece. Our investment priorities are increasing MEA performance and meeting the milestones of the Joint Development Agreements we have with Airbus, Hyundai Motors and the US Army. Our business priorities are to expand our network of strategic OEM relationships in the Automotive and Large Scale Stationary power markets.

Recent Developments

On April 29, 2024, the Company held a Special Meeting of Stockholders, at which time the Company’s stockholders voted to approve a 1-for-30 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”). Following stockholder approval, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation (the “Charter Amendment”) on May 13, 2024 to effectuate the Reverse Stock Split, and our Common Stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the opening of trading on May 14, 2024. Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect a 1-for-30 reverse stock split.

Additionally, on July 25, 2024, Advent Technologies A/S, a Danish subsidiary of the Company (the “Danish Subsidiary”), was declared bankrupt under and pursuant to the Denmark Bankruptcy Act (the “Danish Subsidiary Bankruptcy”), and, as a result, Advent Technologies A/S and its wholly-owned subsidiary Green Energy Philippines Inc., was deconsolidated from the Company. We have provided proforma financial information adjusting the Balance Sheet amounts as of December 31, 2023, for the Danish Subsidiary Bankruptcy.

The Fuel Cell Market

Fuel cell and hydrogen technology are expected to play a critical role in global decarbonization. In order to meet the targets established in the Paris Climate Accords, which seek to mitigate climate change and maintain global temperatures less than 1.5°C-2.0°C above pre-industrial levels, the international community will need to accelerate the adoption of technologies like our fuel cells that reduce or eliminate emissions of carbon dioxide and other greenhouse gases.

In addition, the challenges associated with existing battery technology limit it from mass adoption across industries. Globally, an average of $38 billion per annum is expected to be invested in the hydrogen and fuel cell sector between 2020 and 2040 to increase production capacity while lowering the cost of production significantly. While the availability of hydrogen limited the fuel cell industry in the past, it is now expected to become an opportunity for growth, particularly in sectors such as industrials, power generation, and automotive.

We believe that fuel cells will be a key component of the future energy generation platform given that:

●	Fuel cells generate electricity and heat from hydrogen-based fuels, thereby substantially reducing emissions of carbon dioxide and other pollutants generated by the combustion process in internal combustion engines (“ICE” or “ICEs”) and diesel generators. Fuel cells can be powered autonomously for hours or days when the fuel comes from a discrete source or for longer when there is a pipeline or other large available source of fuel, such as a tank.

●	Fuel cells utilize fuels with a high energy density relative to lithium-ion batteries and other battery technology (according to ARPA-E power densities, hydrogen contains 40,000 Wh/kg while lithium-ion batteries carry only about 260Wh/kg). This makes fuel cell technology well-suited for use in heavy-duty mobility (marine, aerospace, trucks) and off-grid energy generation applications where battery technology faces limitations such as lifespan, self-discharge, weight (fuel cells are between 3 to 25 times lighter than batteries providing equivalent power), operation under almost any weather conditions, and recharge times.

●	Hydrogen is already used to create liquid, synthetic fuels (eFuels like eMethanol, made by combining hydrogen with carbon dioxide for a net-zero liquid fuel) that have the advantage of lower transportation costs and network infrastructure investment relative to hydrogen gas. Interim fuels like methanol produced from natural gas have become subject to increasing interest worldwide because they are currently available, cleaner, and less expensive than diesel. We believe eMethanol has the potential to become a leading zero-emissions liquid fuel that can leverage the current global infrastructure from gas stations to fuel tankers and trucks. Given the urgency to decarbonize power generation and the challenges the investment requirement poses for developing countries, we expect methanol to have an increasingly significant role as a liquid hydrogen carrier and a low/no carbon dioxide emission alternative to oil.

The High-Temperature PEM Fuel Cell Technology

Our fuel cells are developed with the general concept of using “Any Fuel. Anywhere.” because of the HT-PEM technology we have pioneered since 2006. HT-PEM fuel cells have the advantage of operating with multiple low-carbon fuels (in addition to hydrogen), better heat exchange management, and efficiency, and they operate reliably under extreme conditions. Our high-temperature fuel cells operate between 80°C and 240°C, unlike typical LT-PEM fuel cells that are limited to below 100°C. This temperature advantage allows the fuel cell to work with other fuels and to have reliable operation at extreme conditions, which we believe are both significant competitive advantages for the stationary power generation market.

Within the fuel cell market, our products have significant advantages relative to those of our competitors, who are focused on low-temperature proton exchange membrane technology (“LT-PEM” or “LT-PEMs”). We believe these advantages will help us secure commercial opportunities in the fuel cell market and help drive the widespread adoption of fuel cell technology.

A. “Any Fuel”: Advent’s HT-PEM fuel cells are designed to be multifuel

“eFuel-ready”: While LT-PEMs require high-purity hydrogen to operate, our HT-PEMs can utilize low-cost and abundant hydrogen-carrier fuels, including methanol, natural gas, eFuels, hydrogen extracted from liquid organic hydrogen carriers, dimethyl ether, and renewable biofuels. We have focused on optimizing our fuel cells for methanol, a liquid green hydrogen carrier. Methanol comes in three main forms:

●	Gray (natural-gas-based) methanol is the most promising interim semi-clean alternative to diesel.

Advantages: 40% lower CO2 emissions, lower price than diesel, no NOx, SOx.

●	Biomethanol is currently available.

Advantages: 80% lower CO2 emissions, lower price than diesel, no NOx, SOx.

●	eMethanol is already under production, with approximately 78 projects underway globally, aiming to produce 11.7 million tones by 2028. eMethanol is produced from green hydrogen and is, therefore, a green liquid fuel.

Advantages: 80% lower CO2 emissions, lower price than diesel, no NOx, SOx.

To date, Advent has delivered over 1,200 of these systems, totaling 731,274 operational hours and consuming 1.2 million liters of methanol (as of March 2024). These systems serve telecom towers, critical infrastructure, and defense applications, capitalizing on logistical simplicity and the advantages of fuel availability.

“Enhanced Market Opportunity”: The infrastructure required for clean energy powered solely by high-purity hydrogen would cost trillions of dollars. In contrast, many of the hydrogen-carrier fuels, like eMethanol, can use existing or in-development infrastructure and have a much lower transport cost than hydrogen. This key technology differentiator bypasses the need to commit to a specific energy distribution network and leverages existing infrastructure. Most importantly, it provides an immediately serviceable market today, while we believe many LT-PEM competitors may have to wait at least another decade for the availability of green, high-purity, inexpensive hydrogen, and potentially longer for the maturity of hydrogen transportation and storage networks. Given the urgency to decarbonize power generation and the investment challenges developing countries face, we expect eMethanol to have an increasingly significant role as a liquid hydrogen carrier and a low or no carbon dioxide emission alternative to oil.

Production of green hydrogen remains very expensive. In addition, the cost to transport and distribute green hydrogen is exceptionally high in the same range as the cost of production, and with significant losses, whether liquification, compression, or conversion to ammonia, is considered. Compared to the above, eMethanol can be produced by combining green hydrogen with CO2 using well-known synthesis processes and creating a liquid green fuel that can be transported, stored, and distributed through established global logistics networks. For example, a gas station would require minimal modifications to be able to dispense methanol, while by comparison, a hydrogen station would require an investment of millions and a new location.

Therefore, Advent’s fuel cells optimized for eMethanol are highly suitable for applications where liquid fuel is preferable, and the transportation of hydrogen or batteries (requiring frequent recharging) is highly inefficient. Such applications are off-grid power, telecom tower power, shipping, off-grid charging stations, bad-grid infrastructure, defense, security, emergency response missions, and generally, any area where a diesel generator or a heavy portable battery has applications. We believe decreasing fuel cell costs due to technology innovation and manufacturing scale-up can allow us to grow in the power generation market and potentially displace diesel generators in applications with a clear total cost of ownership value proposition, in addition to the environmental mandate.

B. Anywhere: Advent’s HT-PEM fuel cells are designed to work under extreme conditions

Extreme Weather Conditions: Our HT-PEM fuel cells can operate in various practical conditions, including a wide range of geographies, weather, ambient temperatures (as low as -20oC and up to +55oC), and in humid or polluted environments. On the other hand, LT-PEM fuel cells tend to struggle in the heat, can be damaged by dry climates or polluted air, and cannot handle the impurities of the hydrogen supply.

Superior Heat Management: HT-PEM fuel cells operate at high temperatures (between 160°C and 220°C, with next-generation MEA-based fuel cells operating between 80°C and 240°C). Therefore, the temperature differential between an HT-PEM fuel cell and the outside environment is large. As a result, only a small radiator, similar to or smaller than the radiator in an ICE vehicle, is needed to transfer heat away from the fuel cell stack. Conversely, because LT-PEM fuel cells run relatively cooler (usually under 85°C), a significantly larger radiator is required to effectively maintain suitable operating temperatures and conditions for an LT-PEM fuel cell.

The heat management advantage makes HT-PEMs ideal for the aerospace and heavy-duty truck sectors, among others. An aircraft flying in hot weather, over 35°C, a truck in Arizona or India operating in such high outside temperatures, would need a high to prohibitive amount of power to be wasted just for cooling down, rendering competitive technologies inefficient.

This advantage has been the key reason that Advent has had success in establishing strategic relationships with companies in the Aerospace and Automotive sector, such as the Joint Development Agreements with Airbus and Hyundai, as well as multiple Technology Assessments (which we aim to convert to Joint Development Agreements or Technology License Agreements) with other world-leading companies in these two fields.

○	Fuel and Air Quality Tolerance: Fuel cell systems take hydrogen and air as inputs. Any low-quality intake, even in one instance, may destroy an LT-PEM fuel cell. LT-PEM technology is intolerant to CO damage (with performance degradation at levels as low as 10 ppm), while HT-PEM can withstand 1-4% CO concentrations, depending on temperature and operation. For example, readily available low-cost hydrogen can be made with 1-2% carbon monoxide (20,000ppm), which works well with HT-PEMs. LT-PEM loses performance with only 10 ppm of carbon monoxide. The relative durability of our products in a range of environments also provides a longer life of operation relative to LT-PEM fuel cells.

○	Water Management Issues: HT-PEM fuel cells use phosphoric acid as an electrolyte rather than water-assisted membranes. Therefore, they reduce the need for water balance and other compensating engineering systems.

○	Simplified Design for Manufacturing: Our HT-PEM technology significantly reduces the balance of plant requirements of a fuel cell system relative to LT-PEM fuel cells due to the water, heat management, and air/fuel advantages described above. This means that HT-PEMs have simplified requirements for supporting components and auxiliary systems, which enables reduced cost and increases application range for the end-user.

The Ion Pair MEA

In order to achieve high-temperature operation, we develop highly differentiated chemistry components, the MEAs. In particular, we are developing a new Advanced MEA (“Ion Pair MEA”). The Ion Pair MEA has been developed in collaboration with the U.S. DoE after we were awarded the L’Innovator commercialization program. Under this program, we are working closely with the Los Alamos National Laboratory (LANL), Brookhaven National Laboratory (BNL), and National Renewable Energy Laboratory (NREL), to commercialize the decade-long materials advancements in the field of MEA development. We expect that these next-generation MEAs will bring the HT-PEM technology into the mobility area by enabling fuel cells to be lightweight with high-power density. The Ion Pair MEA is also anticipated to eventually deliver as much as three times the power output and lifetime versus the current MEA product. While we are already projecting being able to pass through substantial cost benefits to its customers through economies of scale as it increases MEA production, the successful development of the Ion Pair MEA will be an important factor in delivering the required improvement in cost-effective performance to our customers.

Advent stands at the forefront of revolutionizing the global fuel cell market with its groundbreaking Ion Pair™ MEA technology, which has been developed through strategic collaborations with esteemed institutions such as Los Alamos, Brookhaven, and the National Renewable Energy Laboratories. In August 2023, Advent was honored to receive the prestigious Richard P. Feynman Innovation Prize for Technology Transfer Excellence from the U.S. Department of Energy’s Los Alamos National Laboratory, recognizing the groundbreaking potential of Ion Pair MEAs. These MEAs have demonstrated exceptional performance in challenging applications, particularly in heavy-duty mobility. They are promising to match LT-PEM in power density and lifetime and offer unparalleled versatility for a wide range of applications due to their ability to operate from 80°C to 200°C. The technology’s heat rejection capabilities render it ideal for aerospace and truck markets. Through ongoing Joint Development Agreements with renowned global enterprises such as Airbus and Hyundai Motor Company, Advent focuses on integrating its Ion Pair MEA technology into their fuel cell projects. Simultaneously, Advent has engaged in technology assessments with five additional global leaders to expedite HT-PEM MEA development for mobility markets. By combining LT-PEM’s power density potential with HT-PEM’s resilience and multifuel capability, Ion Pair MEAs offer increased operational lifetimes and the ability to operate at far higher current densities compared to existing high-temperature MEAs. Advent holds unique intellectual property rights over the core technology and the manufacturing scale-up of the MEA. HT-PEM fuel cells featuring Advent’s Ion Pair MEA aim to offer tripled lifespan and power density compared to previous products. Advent aims to introduce the Ion Pair MEA in its 4th generation of marine and stationary power products in 2025 for mass production. The anticipated result of significant improvements in lifetime and power density is expected to dramatically reduce the total cost of ownership of Advent’s fuel cell solutions. Advent has established resources in the USA and Europe to mass-produce the Ion Pair MEA and is expanding its partner network to license out hardware technology. By 2026, fuel cell systems running on the Ion Pair MEA technology are projected to be more cost-effective on a total cost of ownership basis than diesel generators in most global use cases, in addition to providing green power, thus marking an inflection point. Framework agreements are under negotiation with end-users, as well as licensing agreements with Tier 1 manufacturers and global leaders in stationary and off-grid power equipment. Joint Development Agreements with the aerospace, marine, and automotive sectors are expected to accelerate the Ion Pair MEA technology in 2024 and 2025, with commercial scale-up planned for 2026. Additionally, the Defense solution under development (Honey Badger 50) is also expected to transition to mass production by 2026.

Acquisitions and Other Significant Milestones

Advent Technologies LLC: Advent and US DoD are in constant discussions during the progress of both ongoing programs with GTS and ENVISION, and we have received green light by DoD to make additional proposals for new programs focusing on further improvement of Honey Badger product on one hand and also leveraging its manufacturability towards mass production. One of these new proposals is currently drafted and the target is to be submitted for approval within Q3 2024 with a kick-off date in Q1 2025.

IPCEI Hy2Tech: On June 16, 2022, we announced the receipt of a notification from the Greek State informing the Company that one of the Important Projects of Common European Interests (“IPCEIs”), Green HiPo, was submitted for ratification by the European Union (“EU”). On July 15, 2022, we received official ratification from the European Commission of the EU. The Green HiPo project is designed to bring the development, design, and manufacture of HT-PEM fuel cells and electrolyzers for the production of power and green hydrogen to the Western Macedonia region of Greece. In February 2024, the Company received a formal invitation from the Greek State for €24 million grant for the Green HiPo IPCEI project, however, due to the two-year delay in receiving a signed agreement from the Greek Ministry of Economy and Finance and the uncertainty in the Company’s ability to secure the additional €36 million in funding, the Company does not expect any disbursement of the state aid package in the near future.

Following the acquisitions of UltraCell, SerEnergy, and FES and our recruiting and development in the U.S., we have significantly streamlined our product, system integration, manufacturing, and testing capabilities, avoiding duplication and abandoning less promising product development efforts to manage costs better. During this process, we have significantly reduced personnel and support activities in certain locations where overlap existed after the acquisitions.

Advent’s Livermore subsidiary brings Silicon Valley-type innovation. Ion Pair MEA technology brings a significant advantage toward reducing cost and increasing the performance of our systems. Our investment plan reflects its strategic goal to assemble significant global know-how of the HT-PEM industry.

Following the expected availability of IPCEI funds, we will expand R&D and manufacturing operations in the selected region of Western Macedonia, Greece. We expect to focus future manufacturing activity plans in Greece and the USA (for MEA and defense-market-related reasons) while product development efforts will be across the USA and Greece.

Business Strengths

Highly Differentiated Technology: We believe that for the reasons explained above, HT-PEM is a highly differentiated technology that provides significant competitive advantages to Advent and our partners. HT-PEM technology is a new and promising technology when compared to LT-PEM. It was developed for the last 50 years and may have plateaued in terms of expected technology breakthroughs.

Experienced management team with a proven track record: We were founded and managed by world-class electrochemists, material scientists, and fuel cell specialists with significant industry and manufacturing expertise. We have received numerous R&D funds from the US DoE and the European Union and are considered a pioneer with years of experience in clean energy technology innovation. The team that we have recruited to bring innovation to the fuel cell industry is highly experienced and has a long pedigree in R&D and world-class manufacturing. Our team has been developing MEA components since 2006 and is led by Dr. Emory De Castro (CTO), who has significant industrial experience.

Strategic Partnership with US DoE and Los Alamos National Laboratories: In addition, we initiated in 2021 a joint development effort under the U.S. Department of Energy (“DoE”) umbrella to commercialize next-generation MEAs and ultra-low platinum catalyst solutions developed by Los Alamos, NREL Laboratories, and Brookhaven Laboratories in the U.S. We were selected as the scale-up and commercialization partner of the DoE and are working closely with the highly-skilled R&D teams of top U.S. labs.

MEA IP and Technology: We firmly believe in the transformative potential of the Ion Pair MEA to redefine the global fuel cell market, enabling applications that were previously unattainable with conventional fuel cell materials. Our objective is to enhance the MEA’s capabilities to operate above 100°C for more than 20,000 hours, delivering a higher power density that will result in a simpler, more cost-effective system with superior performance in terms of weight, power, lifetime, total cost of ownership, and infrastructure investment. As we continue to strengthen our collaborations with some of the world’s largest OEMs and Tier 1 Manufacturers, our aim is to capitalize on the growing momentum and demand for our HT-PEM technology.

Products and Services

We derive revenue from the following sources:

1.	Fuel Cell Systems: Fuel cells for portable and stationary power generation applications range from 20W to MWs. These fuel cells have applications in the telecom tower (e.g., 5G, 4G) power, defense (and other portable power applications), energy (and other critical) infrastructure, data center, and marine power markets. Our fuel cells are manufactured in the U.S. .

2.	Engineering and License Fees: In the mobility sector (e.g., heavy-duty automotive, mining equipment, marine, aerospace), we are entering into Joint Development Agreements (JDAs) (as in the case of Siemens Energy, Hyundai, and Airbus) to develop joint solutions for specific sectors. We plan to enter into Technology License Agreements (TLAs) to allow 3rd party Tier 1 manufacturers or world-leading companies to market the licensed Advent technology in exchange for a license fee. We intend to be a provider of MEAs and core technology via licensing rather than producing complete fuel cells for the mobility industry. Revenue from joint development agreements may include engineering fees during the 1-3 year initial development cycle (JDA fees), MEA sales, and ongoing licensing fees.

3.	MEA Sales: We develop the critical component of the fuel cell, the MEA. The operation of the MEA is key to the functionality and characteristics of a fuel cell system. In addition to our fuel cell system offerings, our MEA is a discrete product offering to third-party manufacturers. MEA sales are expected to be a rapidly growing market as more fuel cells are deployed globally by third parties, especially in the mobility space.

Addressable Markets

Based on the several critical advantages offered by our HT-PEM technology over batteries and LT-PEM technology, we expect to be highly competitive in numerous applications. In particular, our HT-PEM fuel cells and MEAs are well-suited to off-grid power, portable power applications, combined heat and power, and mobility (e.g., heavy-duty automotive, aviation, mining equipment, marine, and UAV). Our goal is to partner with Tier 1 suppliers and OEMs in these new markets, focusing on fuel cell technology development, licensing, and the mass production of the next-generation MEAs.

Off-Grid & Backup Power: We have a growing presence in the off-grid power market, with our SereneU product offering having shipped about 1,200 systems worldwide to telecommunications providers for backup power systems and stationary power sectors. Methanol is easier and cheaper to deliver to remote locations compared to pure hydrogen, providing our HT-PEM technology with an advantage in the off-grid market. Off-grid fuel cell solutions can use methanol, which is already available at some remote industrial sites, like wellheads. Fuel cells in these applications produce significantly fewer greenhouse gases than ICE generators and produce power without ICEs’ attendant high levels of nitrogen oxides, sulfur oxides, or particulate emissions. Off-grid power solutions have the potential to run full-time, 365 days a year, 24 hours per day.

Portable Power for Construction, EV Charging Applications, and Events): In December 2023, Advent introduced SereneP, a portable clean power solution designed for various applications, including construction sites, remote EV charging stations, events, and concerts. This innovative solution integrates both a battery and a fuel cell, operating seamlessly on liquid green fuels such as methanol, biomethanol, or eMethanol. Battery-only systems face challenges in off-grid applications as they require continuous relocation to the grid or alternative power sources for recharging. Diesel generators emit harmful emissions, noise, and pose risks of fuel theft. Pure hydrogen systems entail significant fuel sourcing, storage, and transportation costs in off-grid locations. Recognizing a specific market demand within the construction rental sector, particularly in anticipation of forthcoming regulations prohibiting diesel gensets, SereneP emerges as an ideal solution ready for immediate deployment.

Human-Portable Power: Our acquisition of Silicon Valley-based UltraCell provided us with complete system technology for the portable power and defense markets. Electrification is one of the key initiatives in the defense industry as the needs for mobility and power on demand are increasing dramatically. Our fuel cells have already been deployed by the US Department of Defense (“DoD”), in the XX-55 portable power system, while the next-generation “Honey Badger” product, a wearable fuel cell designed to provide soldiers with on-the-go power, is currently in the DoD’s demonstration/validation program.

Marine: In the marine industry, neither compressed hydrogen nor batteries are a viable option for commercial shipping. The industry is evaluating alternative fuels to replace bunker fuel, and methanol appears to be among the most likely hydrogen carriers positioned to meet the European Union’s 2050 decarbonization objectives. Our fuel cells are well-suited for methanol use, as the high-temperature operation can use low-grade hydrogen (converted from methanol via reformation) that does not work with current LT-PEM fuel cells. Applications in the marine industry are likely to develop initially in auxiliary power and smaller ships and eventually scale to the multi-MW range main propulsion market. Our fuel cells promise fuel flexibility with hydrogen gas, liquid organic hydrogen carriers, methanol, and natural gas and operate at high temperatures through proprietary chemistry. Marine applications could be scalable for divergent load requirements and applications such as powering the entire propulsion system or, alternatively, providing auxiliary power to a differently powered primary propulsion system. Marine fuel cell usage could offer long range and fast refill; unlike battery power, longer routes and larger vessels can be powered by fuel cells as compared to batteries. In addition, fuel cells can be used in a hybrid structure in conjunction with battery power. We are planning our initial focus on applications for auxiliary marine power, and then we plan to focus on the main power of vessels.

Progress in the Marine sector is proven by the JDA signed with Siemens Energy, the award of the Rivercell EU multimillion-euro grant, and the installation of the first Advent fuel cell system in a Sanlorenzo yacht. We expect to actively cooperate with Siemens Energy and bid for RFPs to win more projects in the Marine sector.

The above markets define our current products, while the markets below constitute its largest opportunities for growth in the future:

Combined Heat and Power (“CHP”): By virtue of their high-temperature operation, HT-PEM fuel cells are well suited for delivering heat in addition to power to large commercial buildings and single or multi-family homes. The CHP efficiency is in the 85%-90% range, making HT-PEM fuel cells highly efficient for such uses. HT-PEM fuel cells can be supplied by existing natural gas infrastructure and eventually by a future hydrogen-blend or pure-hydrogen pipeline network.

Automotive: Our fuel cells can work together with EV batteries, charging batteries on-board by converting high-purity hydrogen or hydrogen-carrier fuels into electricity, and thus solve the range and recharging issues that battery-only electric vehicles currently face. This issue is a particular challenge in heavy-duty and commercial vehicles. Since our fuel cells can use hydrogen-carrier fuels such as eFuels and biofuels, we believe that our technology can be critical in accelerating the mass adoption of electric vehicles and the shift away from ICEs. Existing battery and LT-PEM technology have challenges in meeting heavy-duty transportation needs, which require long-range, heavy payloads, fast refill times, and the ability to operate in diverse environments. For example, LT-PEM fuel cells cannot operate efficiently in hot environments because the radiator required to cool the MEA to the appropriate temperature range would be too large and impractical. The use of battery-only technology has the added disadvantage of insufficient power capacity without a substantial volume and weight of batteries, which significantly reduces cargo capacity.

Aerospace: The recent JDA with Airbus showcases the potential of HT-PEM technology for the Aerospace sector. The primary aim of our collaborative project is to expedite the advancement of Advent’s Ion Pair MEA technology, aligning it with aviation standards and anticipated technological thresholds. Our overarching objective is to assist Airbus in realizing its vision of propelling aircraft solely through fuel cells. Central to the project’s mission is addressing the requirements for future hydrogen-powered aircraft, emphasizing the potential for substantial weight and volume reduction in the powertrain system. This will be achieved through streamlining the balance of plant and cooling subsystems. We anticipate that our technology will play a pivotal role in realizing this milestone, potentially leading to widespread adoption across numerous aircraft in the near future. Given LT-PEM systems’ heat exchange issues, high-temperature operation in aviation is essential. In addition, our fuel cells can deliver a much longer range (autonomy) and better utilization (through faster time to refill and greater payload) for aircraft, commercial drones, eVTOLs, and auxiliary power for traditional aircraft than battery power alone can deliver. Compared to battery-powered flights, aircraft powered by fuel cells using next-generation HT-PEMs and ultra-lightweight non-metal plates could increase range, payload/passenger capacity, and the number of trips made on one charge or fill-up. HT-PEM aircraft have the potential to refuel significantly faster than an equivalent battery could recharge. The high-purity hydrogen currently required by LT-PEM is considered unsafe for widespread commercial use. At the same time, our HT-PEM provides sufficient range using safer liquid fuels, and the Company believes it is critical to efficient real-world flight usage. Hydrogen gas and dimethyl ether are suitable for fuel for aviation fuel cells, and both work well with HT-PEM technology. Fuel cells have shown that drones can stay airborne for longer, enhancing their value proposition and business applications.

Stationary Power for Data Centers, Microgrids, and Buildings: With a run-time of 200 hours per year (serving as backup) and typical power generator sizes ranging from 1 to 20MW, the total deployed capacity of power generators in data centers globally stands at 5.6GW. This highlights a substantial market for green power generation solutions, presenting a unique opportunity for Advent’s fuel cells and clean power solutions, such as SereneP, to be widely deployed in the data center industry. There is significant potential for mass adoption in data center, off-grid and microgrid hybrid systems, as a source of power with global average run-hours ranging from 2,920 to 8,760 annually. Advent fuel cells also fit well in industrial facilities, hospitals, and hotels, with backup systems averaging 200 to 800 run hours annually.

Business Strategy

Our growth strategy is focused on targeting the following four sectors:

●	The stationary off-grid market is expected to be a growing market.

●	The large-scale fuel cell systems market (power generation, data centers and power to gas).

●	The human-portable defense, surveillance, energy infrastructure, and leisure market based on our innovative Honey Badger products.

●	The development of next-generation MEA and fuel cell solutions for the mobility market.

In fuel cell systems, our distribution strategy involves leveraging a network of local partners and resellers to cater to TowerCos and Critical Infrastructure Networks. Concurrently, we have embarked on a strategic venture to penetrate select segments of the marine market, commencing with yachts and tugboats while also providing cold ironing power solutions to vessels during port stays. Our approach extends beyond direct sales; we actively supply our Membrane Electrode Assemblies (MEAs) to other fuel cell manufacturers. This serves as a cornerstone for our expansion plans, focusing on scaling up through the licensing of our technology. Central to our strategy for future growth is the emphasis on licensing agreements with large-scale manufacturers possessing market access and robust service, support, and capital expenditure capabilities. Through partnerships with Tier1s and OEMs, we empower our collaborators to innovate and commercialize fuel cell systems powered by Advent’s proprietary technology on a significant scale. Our collaborators actively manage the entire value chain, including sales, marketing, and after-sales service. Additionally, we derive revenues from major partners through Joint Development Agreements, which are pivotal in financing the early stages of market-specific product development.

As our business ramps up to mass production, we plan to pursue a revenue model that includes fuel cell system sales, MEA sales, and hardware-technology licensing fees. Our customer relationship is split into two phases: 1) partner with OEMs to co-develop customized fuel cell systems based on our expertise in MEAs and HT-PEM fuel cell systems. During the product development phase, we earn engineering fees, and 2) once the industry and application-specific fuel cell system are qualified, we intend to license the hardware design to OEMs or Tier1s for large-scale manufacturing in exchange for license fees. In addition, we intend to manufacture and sell proprietary MEAs directly to OEMs and Tier1s. We expect high-margin licensing fees and MEA sales to become a larger component of our revenue mix over time (vs. direct fuel cell system sales) as our customers scale to mass manufacturing of fuel cells and other products.

We intend to focus future production activities in the USA and potentially in Western Macedonia, Greece, upon IPCEI funding approval. We have significant capacity in place when it comes to MEA manufacturing. Regarding fuel cell manufacturing, we expect to license the technology to large-scale manufacturers and selectively manufacture it (for defense and other promising markets directly).

Specific Product Offerings

SereneU: Our line of Serene solutions includes the core SereneU unit, which is a 5kW fourth-generation methanol-powered hydrogen fuel cell. Due to technology advancements, we expect the SereneU to reach 7.5kW in 2025 and 10kW in 2026-2027. This base unit can be configured and/or stacked to meet the energy needs of multiple MWs. Additionally, a 50kW system to be used as building block for multi-MW and marine applications is under development. The SereneU is based on our proprietary MEA and HT-PEM technologies, which enable higher efficiency and performance in extreme temperatures and result in lower total cost of ownership and start-up time while offering true fuel flexibility. There are over 1,000 SereneU-based installations worldwide serving various purposes, including providing reliable green power to telecom towers, emergency networks, industrial facilities, and marine applications.

SereneM: Launched in September 2023, this family of products results from the synergy of the Company’s Serene fuel cells with a compact battery unit and is designed to fulfill both primary and auxiliary power requirements for vessels. SereneM integrates a compact battery, significantly smaller than traditional battery-only solutions, with a small fuel cell configuration operating on methanol or eMethanol. This combination serves as the primary power source for smaller vessels, including leisure boats, sailboats, ferries, and inland river vessels. It replaces conventional diesel generators, providing a clean and efficient power alternative for a wide range of marine applications. Furthermore, Serene Power Systems offers robust power capacity for supporting auxiliary loads on larger vessels and supplies convenient shore power solutions for vessels at ports. Operating at high temperatures, they efficiently generate electricity while producing heat, significantly boosting overall efficiency, reaching up to 85%. Advent is currently engaging with world-leading customers in the marine industry and anticipates signing commercial term sheets in the near term to pursue upcoming Requests for Proposals (RFPs).

SereneP: Launched in December 2023, this family of products is set to redefine portable power solutions with a particular focus on construction and EV charging applications. Advent’s SereneP offers unparalleled flexibility, configurable to exact power needs ranging from 10kVA to 300kVA. It combines a battery and a fuel cell, and operates on liquid green fuels like methanol, biomethanol, or eMethanol. SereneP is the epitome of eco-friendly power generation, offering 80% CO2 emissions reduction with biomethanol and up to 100% reduction in CO2 emissions with eFuels use when compared to traditional fossil fuel power sources. Advent has established a global network of fuel suppliers, guaranteeing its clients a steady methanol supply for SereneP. We have already implemented successful SereneP installations in construction projects and events across Denmark, where 14 of the largest public sector builders have signaled that they will require contractors to use emission-free work machines at building and construction project sites.

SereneCHP: In February 2023, Advent launched Serene CHP, a methanol-powered fuel cell system aiming to solve stationary electric and thermal power generation demands in remote areas. The mobile SereneCHP (combined heat and power) 5kW system allows users to mix and match heat and power output by powering a heat pump, significantly increasing efficiency. The SereneCHP system can supply up to 13 thermal kW of heat or 10.5kW of cooling. The unit meets the immediate needs of logistics centers, mission-critical and defense operations, housing, and critical infrastructure in remote grid areas. The SereneCHP can be quickly deployed with readily available and easily portable liquid fuels and biofuels such as methanol and biomethanol.

Honey Badger: The Reformed Methanol Wearable Fuel Cell Power System, or “Honey Badger” is an offering marketed by our subsidiary UltraCell. On June 7, 2021, the U.S. DoD, through the U.S. Army DEVCOM Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance (C5ISR) Center, with funding through the Project Manager Integrated Visual Augmentation System (PM IVAS), has entered into a contract with us to complete the MIL-STD certification of the cutting edge “Honey Badger”. “Honey Badger” is placed on a soldier-worn plate carrier and provides on-the-move battery charging in the field. It has been selected by the DoD’s National Defense Center for Energy and Environment (NDCEE) to take part in its 2021 demonstration/validation program and is the only fuel cell to take part in this program. The NDCEE is a DoD program that addresses high-priority environmental, safety, occupational health, and energy technological challenges that are demonstrated and validated at active installations for military application. The product is offered at 50W and 100W power versions, and both are in the testing and certification stages. Its core technology has completed successful field trials in Army Expeditionary Warrior Experiments and high-altitude tests in California’s Sierra Nevada. UltraCell’s “Honey Badger 50” (the 50W power version) fuel cell is the only fuel cell that is part of this program that supports the U.S. Army’s goal of having a technology-enabled force by 2028.

On August 4, 2022, we announced the launch of our HB50 power system, a compact portable fuel cell system and quiet power supply for use in off-grid field applications such as military and rescue operations. The launch of Advent’s portable power system coincided with the Company’s fulfillment of its first shipment order from the U.S. Department of Defense. The HB50 power system can be fueled by biodegradable methanol, allowing near-silent generation of up to 50W of continuous power with clean emissions. Designed for covert operations, HB50 can easily power radio and satellite communications gear, remote fixed and mobile surveillance systems, laptop computers, and more general battery charging needs. HB50 is a unique technology that can save 65% of weight versus batteries over a typical 72-hour mission. The weight savings benefit increases further for longer missions.

In September and December 2023, contracts totaling $2.2 million and $2.8 million, respectively, were signed with the U.S. Department of Defense. These contracts focus on integrating the Ion Pair MEA technology into HB50 and enhancing specific components/manufacturing processes. The objective is to facilitate the shift from low-prototype volume to small manufacturing volume. Advent and the U.S. DoD plan to strengthen their collaboration by concentrating on the improved HB50 fuel cell system’s manufacturing process, aiming to achieve high-volume production capacity. Multiple applications of the HB50 are expected in the future in sectors such as robotics, agriculture, drones, emergency operations, and consumer uses.

HB50’s unique design allows it to be used in soldier-worn configurations or operated inside a portable backpack or vehicle while charging batteries and powering soldier systems, while its thermal features allow it to operate within an ambient temperature range of -20°C to +55°C. Aside from its optimized compatibility with the Integrated Visual Augmentation System (“IVAS”), HB50 can also power devices such as high-frequency radios, such as the model 117G and B-GAN and StarLink terminals. HB50’s durability allows it to be easily deployed in challenging conditions and climates while supporting mission mobility for three to seven days without the need to re-supply.

Since Honey Badger’s fuel cell technology can run on hydrogen or liquid fuels, the system can operate at a fraction of the weight of traditional military-grade batteries to meet the U.S. Department of Defense’s continuously evolving needs for ‘on-the-go’ electronics needs. As military adoption and use of IVAS equipment continue to evolve, highly portable lightweight power solutions like Honey Badger and HB50 will become a mission-critical necessity.

Important Projects of Common European Interest (“IPCEI”)

Green HiPo: On June 16, 2022, we announced the receipt of a notification from the Greek State informing the Company that the IPCEI Green HiPo was submitted for ratification by the EU for funding. On July 15, 2022, we received official ratification from the European Commission of the EU. Green HiPo is an IPCEI that will allow us to develop, design, and manufacture fully scalable HT-PEM fuel cells and electrolyzers for power and green hydrogen production, respectively. In February 2024, the Company received a formal invitation from the Greek State for €24 million grant for the Green HiPo IPCEI project, however, due to the two-year delay in receiving a signed agreement from the Greek Ministry of Economy and Finance and the uncertainty in the Company’s ability to secure the additional €36 million in funding, the Company does not expect any disbursement of the state aid package in the near future.

Intellectual Property

Our intellectual property portfolio covers, among other things: membranes, electrodes, MEAs, and systems exploiting the unique operating characteristics of its materials. In general, our employees are party to agreements providing that all inventions, whether patented or not, made or conceived while being an Advent employee, which are related to or result from work or research that the Company performs, will remain our sole and exclusive property.

We have been issued, acquired, licensed, or applied for approximately 200 international and United States patents, with a concentration in membranes, electrodes, and MEAs, which support its product offerings. Leveraging our membrane and electrode technologies, we also have the intellectual property for lightweight stacks made through advances in bipolar plate materials, which support water-cooled systems. This results in a simpler and more compact balance-of-plant design. Our own investments in developing leading next-generation fuel cell technology are supported by being able to leverage the research and development efforts of its strategic partners.

Our rights to commercialize the next-generation HT-PEM materials technology from the DoE L’Innovator Program also includes rights to a portfolio of patents supporting this advanced technology. We were selected through a highly competitive bidding process by virtue of our management team’s track record in taking laboratory inventions and processes through to a fully scaled and manufactured product. We expect that this technology will reduce production costs of its MEAs significantly through a 3-fold increase in power output per unit area of the membrane and will provide a longer operating lifetime and a wider temperature operating range as well as substantially lower platinum content. We expect these advantages will enable us to reduce the cost to end-users of fuel cells and encourage wider market adoption.

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

HT-PEM vs Diesel Gensets: In contrast to polluting diesel gensets, HT-PEM fuel cell technology offers a clean and sustainable alternative ready for immediate deployment. Its adaptability extends to operating with various hydrogen-carrying fuels available in today’s market. Diesel generators not only emit harmful pollutants but also pose a significant risk of fuel theft and contribute to noise pollution. With growing global concern over environmental issues, diesel gensets face escalating scrutiny and potential bans due to their emissions of pollutants such as NOx, SOx, and Particulate Matter (PM). Conversely, HT-PEM fuel cells operate without emitting harmful pollutants, while also generating minimal noise. This aligns seamlessly with evolving regulations aimed at reducing carbon footprints and underscores the viability of HT-PEM fuel cells as a sustainable energy solution.

HT-PEM vs LT-PEM: HT-PEM technology operates at optimal temperatures for efficient heat rejection, maximizing overall efficiency and enabling operation in hot climate regions. In contrast, Low-Temperature Proton Exchange Membrane (LT-PEM) technology lacks rapid cooling capabilities, rendering it unsuitable for aerospace and heavy-duty truck applications. One of the key advantages of HT-PEM technology lies in its versatility in utilizing various hydrogen-carrying fuels, such as methanol and its derivatives. Methanol, being a liquid and easily transportable hydrogen carrier, is witnessing a steady increase in availability. Projections indicate the potential for significant growth, with 130 projects planning to produce 16 million metric tonnes (t) of methanol capacity by 2027 and 19.5 million t by 2028. Moreover, transporting compressed hydrogen off-grid presents economic challenges and safety risks. HT-PEM technology demonstrates resilience in extreme environments, offering a key differentiating factor. The absence of water in the fuel cell membrane simplifies the system and facilitates efficient operation in both hot and cold climates. Furthermore, HT-PEM fuel cells exhibit remarkable performance in extreme ambient temperatures and can function effectively even in highly polluted urban areas or harsh environmental conditions.

HT-PEM vs SOFC: HT-PEM systems typically boast shorter start-up times compared to SOFCs, allowing for quicker deployment and response to power demands. SOFC systems are not suitable for backup or mobility applications as they are optimized to work continuously 24x7. Additionally, HT-PEM fuel cells tend to be more compact in size, offering greater flexibility in installation and integration into various applications. Cost-wise, HT-PEM systems often exhibit lower initial investment requirements compared to SOFCs, making them more accessible for a range of applications and markets. These distinctions underscore the unique advantages of HT-PEM technology in terms of efficiency, versatility, and affordability.

HT-PEM vs Batteries: When operating as standalone power sources, batteries are often impractical and cumbersome, particularly in off-grid scenarios where they require daily transportation back to the grid for recharging. Additionally, they incur high costs and offer limited runtime, while recharging from the grid often results in higher net emissions in most countries. At Advent, we firmly believe in the transformative potential of hybrid power solutions that merge our HT-PEM fuel cell technology with batteries. Unlike traditional methods, where batteries draw power from the grid, our approach for certain applications favors charging batteries using our fuel cells to ensure unlimited green power generation and provide a consistent power supply constrained only by the availability of fuel. Furthermore, our hybrid solution offers significant cost savings and extended runtime compared to battery-only alternatives. Moreover, it achieves remarkable emission reductions, up to 80% when utilizing biomethanol fuel and 100% with eMethanol.

Research and Development

Our R&D projects cover the full lifecycle of fuel cells, from their actual development and optimization for use in hard-to-abate industries such as heavy-duty mobility to the effective recycling of end-of-life systems, emphasizing our commitment to sustainability. We are actively engaged in over 20 research and development initiatives across the EU and the US, which serve as pivotal pillars for our strategic advancement. These programs afford us the opportunity to collaborate closely with some of the world’s most esteemed research institutions, universities, and leading companies committed to decarbonized solutions. Through these partnerships, we continuously broaden our scope and expertise. A prime illustration is Advent’s latest marine R&D endeavor, Rivercell 3. This initiative aims to pioneer a maritime fuel cell system, culminating in an auxiliary power unit exceeding 500kW in capacity. RiverCell 3 will leverage Advent’s modular 50kW eMethanol-powered fuel cell systems, which are based on our proprietary Ion-Pair™ MEA technology, and collaborative partners include MEYER NEPTUN Engineering GmbH, Siemens Energy Global GmbH & Co. KG, Lloyd’s Register EMEA Niederlassung Deutschland, and Hochschule Wismar Bereich Seefahrt, Anlagentechnik und Logistik.

Employees and Human Capital Resources

Our employees are critical to our success. As of December 31, 2023, we had approximately 100 employees, including part-time and contractors. We occasionally rely on additional independent contractors to support our operations. None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement.

We believe that developing a diverse, equitable, and inclusive culture is critical to continuing to attract and retain the top talent necessary for our long-term success and strategy. We value diversity at all levels.

We strive to create a collaborative environment where our colleagues feel respected and valued. We provide our employees with competitive compensation, opportunities for equity ownership, and a robust employment package, including health care, retirement benefits, and paid time off. In addition, we regularly interact with our employees to gauge employee satisfaction and identify focus areas.

At Advent, we champion the belief that individual uniqueness enhances greatness. Our commitment is to cultivate a diverse and inclusive environment. We uphold equal opportunities, human rights, and the principles of diversity and inclusion. Through rigorous protocols, we continuously work to identify and eradicate any form of harassment within our organization, fostering a fair and respectful workplace. Recognizing that a diverse, equitable, and inclusive culture is fundamental to our long-term success and strategy, we prioritize the value and respect of our employees, unequivocally condemning violence, discrimination, or harassment. Employees are encouraged to address any questions or concerns regarding equity, diversity, and inclusion with our Human Resources department. We honor and accommodate the physical or mental limitations of qualified employees with disabilities, enabling them to fulfill their job responsibilities. Furthermore, our compensation structure is determined by factors such as position, education, and experience, ensuring gender pay parity across all roles.

Performance Management: We are committed to optimizing performance management within our organization. Our focus lies in nurturing strong relationships between our management team and employees, fostering a culture of mutual respect across all operational sites and facilities. We conduct formal performance evaluations annually to track progress and provide feedback. Furthermore, we actively encourage ongoing dialogue between employees and supervisors to discuss development goals and performance metrics regularly.

Talent and Training: Our employees engage in a range of inclusive training and development programs covering diverse subjects to enhance their skills and competencies. These include professional skills enhancement, human rights, ethics, health and safety in laboratory processes, and technological expertise. We also mandate standard business ethics training for all employees.

Health Safety Wellness: To safeguard the well-being of our employees across all operational sites, we rigorously uphold and surpass relevant safety and health regulations. At every location, Advent maintains strict adherence to local health and safety standards. Our commitment to employee welfare is articulated in our comprehensive Group Health and Safety Policy. Within Advent’s Employee Handbook, we delineate our existing protocols concerning health and safety matters and the oversight responsibilities of our management team.

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

Risk Factors Relating to Our Operations and Business

We have identified material weaknesses in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If not remediated, these material weaknesses could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.

Our management identified material weaknesses in our internal control processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Management has concluded that, because of these material weaknesses, we were unable to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2023 and our quarterly report on Form 10-Q for the quarter ended March, 31, 2024. These deficiencies primarily relate to our lack of an effective internal control structure and sufficient financial reporting and accounting personnel due to the resignation of key control operators in early 2024 including the Company’s Chief Financial Officer and then the subsequent resignation of his successor soon thereafter. As a result of the material weaknesses, the Company’s management, under the supervision of the Audit Committee of the Board of Directors and with participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file quarterly reports on Form 10-Q and Annual Reports on Form 10-K. As of the filing of this report, we have not yet filed our 10-Q for the quarter ended March, 31, 2024. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, the material weaknesses that existed as of December 31, 2023 and the remediation activities undertaken by us, see Part IJ, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, shareholders could lose confidence in our financial reporting and this may decrease the trading price of our common stock.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or SOX, and Nasdaq rules and regulations. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of SOX. As mentioned herein, we have identified material weaknesses in our internal control processes related to the separation of several members of our finance team. While we are currently working to remediate these material weaknesses, we cannot assure that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. If that were to happen, it could harm our operating results and cause shareholders to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our securities.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all of our possible future control issues will be detected. These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake. The design of our system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error could occur and not be detected. This and any future failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our audited financial statements as of and for the year ended December 31, 2023 were prepared on the assumption that we would continue as a going concern. Our audited financial statements as of and for the year ended December 31, 2023 did not include any adjustments that might result from the outcome of this uncertainty. Our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months based on the insufficient amount of cash and cash equivalents and net revenue from operations, as of the financial statement filing date and our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2023, stating that we have concluded that a substantial doubt exists about our ability to continue as a going concern. In addition to cash inflows from operations, the Company pursues additional debt and/or equity funding.

On July 30, 2024, the Company entered into a securities purchase agreement, dated July 30, 2024 (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which, at the closing, the Company will issue to the Investor a senior promissory note in the principal amount of $1 million (the “Senior Note”). The Investor has also committed to provide the Company with a one-year revolving line of credit to the Company for an aggregate maximum principal amount of $2 million (the two debt transactions are referred to as the “Financing”), contingent upon the Company’s filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an underwritten or “best efforts” public offering by the Company of its common stock, and/or common stock equivalents registered under the Securities Act of 1933, as amended for proceeds to the Company of not less than $5 million (a “Qualified Public Equity Offering”). The Company will use the proceeds from the Financing for general corporate purposes, including expenses related to the preparation of its Annual Report on Form 10-K for the year ended December 31, 2023, and expenses to facilitate a Qualified Public Equity Offering and the proceeds of the Qualified Public Equity Offering for general corporate purposes. We cannot provide assurance that we will be able to obtain additional funding on acceptable terms, if at all. If we are unable to obtain sufficient funding, we could be required to delay our development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects. The reaction of investors to the inclusion of a going concern statement by our independent auditors, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

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

The scale-up of production of our fuel cells, membranes and electrodes, together with the associated investment in our assembly line and product development activities, will consume capital. To ensure that we will have sufficient capital to fund our planned operations, we intend to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from government or financial institutions. This capital will be necessary to fund our ongoing operations, continue research, development and design efforts, improve infrastructure, and introduce new technologies. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially adversely affected.

We continue to generate a low level of revenue from our core products.

Based on conversations with existing customers and incoming inquiries from new customers, we anticipate substantial increased demand for our MEAs and fuel cell systems from a wide range of customers as we scale up our production facilities and testing capabilities, and as the awareness our MEA capabilities become widely known in the industry. We expect both existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom we are already in discussions regarding prospective commercial partnerships and joint development agreements. As of December 31, 2023, we were still generating a low level of revenues compared to our future projections and have not made any commercial sales to major organizations.

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

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business, including our recent turnover in the finance function. Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel.

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

Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations. The success of various strategic acquisitions that the Company may make in the future will depend in part on our ability to realize the anticipated business opportunities from combining their and our operations in an efficient and effective manner. These integration processes could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the acquisitions, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of such acquired businesses with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisitions, or fully offset the costs of the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

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

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the requirements of being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

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

Failure of our information technology systems could significantly disrupt the operation of our business.

Our business increasingly depends on the use of information technologies, which means that certain key areas such as research and development, production and sales are to a large extent dependent on our information systems or those of third-party providers. Our ability to execute our business plan and to comply with regulatory requirements with respect to data control and data integrity, depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems and the IT systems supplied by third-party service providers. These systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we and our third-party service providers have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business.

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

In the past, we have received deficiency letters from Nasdaq regarding our failure to satisfy continued listing requirements and are currently not in compliance with all such requirements. On May 24, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq Stock Market LLC (“Nasdaq”) indicating that the bid price of the Common Stock had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Requirement”).

On May 13, 2024, the Company effectuated the Reverse Stock Split, and our Common Stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the opening of trading on May 14, 2024, in an effort to comply with the Minimum Bid Requirement. The Company has since received confirmation from Nasdaq that it has met the Minimum Bid Requirement.

On April 17, 2024, we received a letter from Nasdaq notifying the Company that it is not in compliance with the periodic reporting requirements for continued listing set forth Nasdaq Listing Rule 5250(c)(1) (the “Timely Report Requirement”) due to the fact that this Annual Report on Form 10-K was not filed by the required due date of March 31, 2024 (the “10-K Delinquency Letter”). Additionally, on May 24, 2024, we received a letter from Nasdaq notifying the Company that it is not in compliance with the periodic requirements for continued listing set forth Nasdaq Listing Rule 5250(c)(1) due to the fact that the Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “First Quarter 10-Q”) by the required due date of May 14, 2024 (the “10-Q Delinquency Letter”). The Company submitted compliance plans to Nasdaq setting forth its plan to file both this Annual Report on Form 10-K and the First Quarter 10-Q. Pursuant to each compliance plan, the Company has until October 14, 2024 to file this Annual Report on Form 10-K and its First Quarter 10-Q to regain compliance with the Timely Report Requirement. As of the date of this Annual Report on Form 10-K, the Company anticipates that its Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 will not be filed by the required due date of August 14, 2024.

We cannot assure you that we will be able to meet Nasdaq’s continued listing requirements at all times. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with The Nasdaq Capital Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange, which is the exception on which we currently rely. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

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

The shares of Advent’s common stock reserved for future issuance under the 2021 Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total of 18,977 shares of common stock have been reserved for future issuance under the 2021 Equity Incentive Plan. We filed a Registration Statement on Form S-8 on June 10, 2021 (the “Form S-8”) to register the shares of our common stock reserved for issuance pursuant to the 2021 Equity Incentive Plan. Until such time as we have filed all Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K that are due with the Securities and Exchange Commission, including this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, we are prohibited from issuing equity awards pursuant to the 2021 Equity Incentive Plan under the Form S-8 or from filing a registration statement on Form S-1 with the Securities and Exchange Commission.

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

We will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $540.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right when the registration statement to which this Annual Report forms a part comes into effect with respect to the shares of common stock underlying such warrants. Redemption of the outstanding public warrants could force you to: (1) exercise your warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the placement warrants or working capital warrants will be redeemable by us for cash so long as they are held by our sponsor or its permitted transferees.

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

As of December 31, 2023, we had Warrants to purchase an aggregate of 878,985 shares of our common stock outstanding. To the extent remaining Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct risk assessments at least annually to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls and other safeguards we have put in place to manage such risks. Our risk management process also encompasses cybersecurity risks associated with the use of our major third-party vendors and service providers.

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. We believe we have allocated adequate resources related to our cybersecurity risk management processes and have designated our Director of Global IT with the responsibility of managing the cybersecurity risk assessment and mitigation process.

As part of our overall risk management program, we provide training to employees in high risk areas on cybersecurity and have distributed standard operating procedures to all employees subsequent to this filing. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled “Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs,” “Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches,” and “Failure of our information technology systems could significantly disrupt the operation of our business.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Board of Directors is responsible for oversight of the monitoring and strategic risk assessments, and our executive officers are responsible for the day-to-day management, monitoring and reporting to our Board of Directors the material risks we face.

Our Director of Global IT is primarily responsible for assessing and managing material risks from cybersecurity threats on a day-to-day basis.

Item 2.	Properties.

We lease approximately 3,400 square feet of offices located in Patras, Greece. The leases are set to expire on December 31, 2028. Through the Fischer Acquisition, we acquired property containing approximately 8,600 square feet of SerEnergy office, production and laboratory facilities located in Aalborg, Denmark. We also assumed a lease from Fischer in Aalborg, Denmark for approximately 7,000 square meters containing meeting rooms and a warehouse used by SerEnergy, and office, workshop, and warehouse spaces in two locations in Paranaque City, Philippines totaling approximately 12,700 square feet, which leases are no longer maintained as a result of the bankruptcy filing of our Denmark subsidiary. We entered into a lease in October 2022 for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, Massachusetts, which previously served as the Company’s principal executive office. In June 2024, the landlord and the Company agreed to terminate the Hood Park lease as of June 30, 2024. We entered into a lease dated February 5, 2021 for approximately 6,000 square feet of office space at 200 Clarendon Street, Boston, Massachusetts 02116. The term of the lease is five years (unless sooner terminated as provided in the lease agreement). On January 9, 2023, the Company entered into a sublease agreement for the office space at 200 Clarendon Street. The term of the sublease is four years.

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

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired SerEnergy and FES, which acquisition closed on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute, and the parties presented closing arguments in May 2024. F.E.R. is asserting that it is due approximately 4.5 million euro based on the cap and corresponding value of the share consideration at the date of closing. The Company believes that the claim is without merit and has defended itself vigorously in these proceedings; although we cannot accurately predict the ultimate outcome of this matter.

By letter  dated September 14, 2023, a purported shareholder of the Company made a demand to inspect the Company’s books and records pursuant 8 Del. C. § 220 (“Demand”). The Demand purported to request access to books and records of the Company and its predecessor, AMCI Acquisition Corp. (“AMCI”), to investigate possible alleged breaches of fiduciary duty by AMCI’s board of directors and officers in connection with its merger with the Company on February 4, 2021. As of May 24, 2024, the purported shareholder entered into a tolling agreement with the Company and the former directors of AMCI that tolled all claims for the period January 29, 2024 through June 30, 2024. On June 5, 2024, the purported shareholder filed a putative class action complaint (“Complaint”) on behalf of in the Delaware Court of Chancery alleging claims of breach of fiduciary duty and unjust enrichment in connection with the SPAC transaction against former officers and directors of AMCI. The Company is not named as a defendant in the Complaint. The Company is not aware as to whether the Complaint has been served on the defendants.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock and public warrants are listed on the Nasdaq Capital Market under the symbols “ADN” and “ADNW”, respectively.

Holders of Our Common Stock

As of August 7, 2024, there were approximately 27 holders of record of shares of our common stock and 2 holders of record of our warrants. Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the board of directors at such time.

Securities authorized for issuance under equity compensation plans

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Recent sales of unregistered securities

None.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended December 31, 2023.

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

This MD&A generally discusses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. See Note 1 “Basis of Presentation” in the accompanying consolidated financial statements for additional information.

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

Advent’s principal operations have been to develop and manufacture MEAs, and to design fuel cell stacks and complete fuel cell systems for a range of customers in the stationary power, portable power, automotive, aviation, energy storage and sensor markets. Advent has its headquarters in Livermore, California, and we have MEA fabrication and system production facilities in Livermore, California and Patras, Greece.

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

Business Developments

Green HiPo Project approved by EU

On June 16, 2022, Advent announced the receipt of a notification from the Greek State informing the Company that the IPCEI Green HiPo was submitted for ratification by the EU for funding. On July 15, 2022, Advent received official ratification from the European Commission of the EU. The Green HiPo project is designed to bring the development, design, and manufacture of HT-PEM fuel cells and electrolysers for the production of power and green hydrogen to the Western Macedonia region of Greece.

In February 2024, the Company received a formal invitation from the Greek State for €24 million grant for the Green HiPo IPCEI project, however, due to the two-year delay in receiving a signed agreement from the Greek Ministry of Economy and Finance and the uncertainty in the Company’s ability to secure the additional €36 million in funding, the Company does not expect any disbursement of the state aid package in the near future.

Airbus Term Sheet to Launch a Joint Benchmarking Project

On November 6, 2023, Advent announced that it entered into a term sheet with Airbus, a global leader in aeronautics, space, and related services, for a joint benchmarking project regarding an optimized Ion Pair™ Membrane Electrode Assembly (“MEA”) for hydrogen fuel cells. Airbus will provide financial support to the project and its extensive knowledge of the aviation industry. Advent will invest in people, materials, hardware, and third-party research centers, to contribute to the goals of the project. The multi-million dollar collaboration is currently expected to take place over two years.

The goal of the project is to accelerate the development of Advent’s MEA and benchmark the Ion Pair MEA against aviation requirements and current/expected technological limits. HT-PEM MEAs operating at temperatures higher than 180°C (360°F) aim to solve one of the largest challenges in aviation fuel cell use: thermal management. High-temperature fuel cells allow increased performance, increased passenger carrying capability, and increased range compared to low-temperature fuel cell stack technology. Advent believes that HT-PEM is a superior option not only for aviation, but also for heavy-duty trucks, the automotive industry and marine use.

Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

On April 10, 2023, Advent entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Advent has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of its common stock from time to time over the 36 month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, Advent also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, we issued 21,186 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. As of December 31, 2023, Lincoln Park had sold an aggregate of 10,490 shares for net proceeds to the Company of $5.5 million.

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

Sales of Common Stock, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market equity offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at prevailing market prices at the time of sale or as otherwise agreed with the Agent. Advent has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Common Stock under the Agreement and may at any time suspend offers under the Agreement or terminate the Agreement. The ATM Offering will terminate upon the termination of the ATM Agreement as permitted therein. As of December 31, 2023, the Agent had sold an aggregate of 5,877 shares for total consideration to the Company of $1.4 million.

Common Stock was issued pursuant to Advent’s previously filed Registration Statement on Form S-3 (File No. 333-271389) that was declared effective on May 2, 2023 and a prospectus supplement and accompanying prospectus relating to the ATM Offering filed with the Securities and Exchange Commission (“SEC”) on June 2, 2023.

Purchase Agreement with Joseph Gunnar & Co., LLC

On December 22, 2023, the Company entered into a Securities Purchase Agreement (the “Gunnar Purchase Agreement”) with those certain purchasers named therein (the “Purchasers”) pursuant to which the Company agreed to issue and sell, in a public offering, directly to the Purchasers (the “Registered Direct Offering”), 333,333 shares of common stock. The purchase price per share of Common Stock is $6.00, resulting in gross proceeds of $2,000,000.

As of the date of filing of this Annual Report on Form 10-K, the net proceeds to the Company are approximately $1.8 million, after deducting estimated expenses payable by the Company associated with the Registered Direct Offering.

The Company paid Gunnar an aggregate cash fee equal to 9.0% of the gross proceeds of the Registered Direct Offering, and agreed to reimburse Gunnar up to a total of $25,000 for actual fees and expenses of legal counsel and other out-of-pocket expenses.

Hood Park Facility

In March 2023, Advent announced that it had opened its new R&D and manufacturing facility at Hood Park in Boston, Massachusetts. On June 29, 2024, in an effort to reduce costs, the Company decided to abandon the facility at Hood Park and was able to find a new tenant to occupy the space. The Company and the landlord agreed to accelerate the expiration of the lease to occur on June 30, 2024. The Company had a letter of credit in the amount of $750 thousand in favor of the landlord and that letter of the credit was released to the landlord in satisfaction of any claims against the Company.

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

Selection of Wearable Fuel Cell for the DOD 2021 Validation Program

On March 31, 2021, we announced that Advent’s 50 W Reformed Methanol Wearable Fuel Cell Power System (“Honey Badger”) had been selected by the DoD National Defense Center for Energy and Environment (“NDCEE”) to take part in its demonstration/validation program for 2021. The NDCEE is a DOD program that addresses high-priority environmental, safety, occupational health, and energy technological challenges that are demonstrated and validated at active installations for military application. The Company believes Advent’s Honey Badger 50™ (“HB50”) fuel cell is the only fuel cell that is part of this program that supports the U.S. Army’s goal of having a technology-enabled force by 2028.

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

In December 2023, Advent secured a new $2.8 million contract with the U.S. DOD. Under this new defense contract which comes under the umbrella of the Envision Innovative Solutions (‘‘EIS’’), Advent will develop advanced manufacturing processes to enable a substantial increase in the production capacity while maintaining quality of the HB50 system. This new project is aligned with Advent’s and the DOD’s shared objective to strengthen their long-term collaboration and transform HB50 into a portable and clean source of power.

Advent Technologies A/S declared bankrupt

On July 25, 2024, Advent Technologies A/S was declared bankrupt by the court in Aalborg, Denmark. The petition was brought by IDA, the union of engineers with a claim for €402,000. As the Company did not have the ability to pay the full amount due, the Danish court declared Advent Technologies A/S bankrupt. Advent Technologies A/S and its wholly-owned subsidiary Green Energy Philippines, Inc. will be liquidated by the court appointed trustee to settle all claims under the bankruptcy. The Company anticipates it will receive no residual assets and has prepared proforma financial information adjusting the Balance Sheet amounts as of December 31, 2023, for the Danish Subsidiary Bankruptcy. The remainder of the Company’s legal entities have no plans to declare bankruptcy and will continue as going concern entities.

Key Factors Affecting Our Results

Advent believes that its performance and future success depend on several factors that present significant opportunities for Advent but also pose risks and challenges, including those discussed below.

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of December 31, 2023, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Cost of Revenues

Cost of revenues consists of consumables, raw materials, inventory provision, processing costs and direct labor costs associated with the assembly, manufacturing, and servicing of MEAs, membranes, fuel cell stacks and systems and electrodes. Advent recognizes cost of revenues in the period that revenues are recognized.

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

Administrative and Selling Expenses

Administrative and selling expenses consist of travel expenses, indirect labor costs, fees paid to consultants, third parties and service providers, taxes and duties, legal and audit fees, depreciation, business development salaries and limited marketing activities, and incentive and stock-based compensation expense. Advent expects to implement reductions to administrative and selling expenses to conserve cash until such time the business scales up and a shift in strategy to sell through strategic partnerships will further reduce selling expenses. The additional costs incurred are as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income / (Expenses), Net

Other income / (expenses) are mainly comprised of costs associated with the Lincoln Park equity line of credit and other de minimis incidental income / (expenses) incurred by the business.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $0.4 million and $9.4 million for the year ended December 31, 2023 and 2022, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants for the year ended December 31, 2023 and 2022, respectively.

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

Amortization of Intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell is the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years. Amortization expense of $0.2 million and $0.4 million has been recognized for the year ended December 31, 2023 and from 2022, respectively.

The intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES are the Patents amounting to $16.9 million, the Process know-how (IPR&D) amounting to $2.6 million and the Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year. Amortization expense of $0.4 million has been recognized in relation to these intangibles for the year ended December 31, 2023. Amortization expense of $2.3 million has been recognized for the year ended December 31, 2022.

Income taxes

Income tax (provision) amounting to $(0.7) million for the year ended December 31, 2023, mainly relate to management’s recoverability assessment of research and development tax credits in Denmark. Income tax benefits amounting to $2.0 million for the year ended December 31, 2022, mainly related to net operating loss carryforwards in Denmark that resulted in a deferred tax asset. As of December 31, 2023, and 2022, we provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2023 and 2022, and the changes between periods.

	Years Ended December 31,
(Amounts in thousands, except share and per share amounts)	2023	2022	$ change	% change
Revenue, net	$4,859	$7,837	$(2,978)	(38.0)%
Cost of revenues	(18,287)	(8,581)	(9,706)	113.1%
Gross profit / (loss)	(13,428)	(744)	(12,684)	1,704.8%
Income from grants	2,504	1,460	1,044	71.5%
Research and development expenses	(12,112)	(9,796)	(2,316)	23.6%
Administrative and selling expenses	(32,468)	(35,915)	3,447	(9.6)%
Sublease income	543	-	543	N/A
Amortization of intangibles	(642)	(2,764)	2,122	(76.8)%
Credit loss – customer contracts	(1,270)	(1,116)	(154)	13.8%
Gain from purchase price adjustment	-	2,370	(2,370)	N/A
Impairment loss - intangible assets and goodwill	(13,468)	(38,922)	25,454	(65.4)%
Operating loss	(70,341)	(85,427)	15,086	(17.7)%
Fair value change of warrant liability	394	9,375	(8,981)	(95.8)%
Finance income / (expenses), net	74	52	22	42.3%
Foreign exchange gains / (losses), net	97	(91)	188	(206.6)%
Other income / (expenses), net	(902)	(216)	(686)	317.6%
Loss before income tax	(70,678)	(76,307)	5,629	(7.4)%
Income tax	(719)	1,970	(2,689)	(136.5)%
Net loss	$(71,397)	$(74,337)	$2,940	(4.0)%
Net loss per share
Basic loss per share	$(37.24)	$(43.28)	$6.04	N/A
Basic weighted average number of shares	1,917,179	1,717,623	N/A	N/A
Diluted loss per share	$(37.24)	$(43.28)	$6.04	N/A
Diluted weighted average number of shares	1,917,179	1,717,623	N/A	N/A

Revenue

Our total revenue decreased by approximately $(3.0) million or (38.0)% from approximately $7.8 million in the year ended December 31, 2022 to approximately $4.9 million in the year ended December 31, 2023. The decrease in revenue was driven by a decline in volume of fuel cell systems and components for the year ended December 31, 2023.

Cost of Revenues

Cost of revenues increased by approximately $9.7 million from approximately $8.6 million in the year ended December 31, 2022 to approximately $18.3 million in the year ended December 31, 2023. The increase in cost of revenues was primarily related to an increase in the provision for inventory.

Research and Development Expenses

Research and development expenses were approximately $12.1 million in the year ended December 31, 2023, and $9.8 million in the year ended December 31, 2022. Research and development expenses primarily relate to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $32.5 million in the year ended December 31, 2023, and $35.9 million in the year ended December 31, 2022. The decrease was primarily due to administrative cost reductions implemented throughout 2022 and a reduction in directors and officers insurance expense for the year ended December 31, 2023.

Amortization of Intangibles

Amortization of intangible assets was approximately $0.6 million in the year ended December 31, 2023, which was a decrease of $(2.1) million compared to the year ended December 31, 2022. The reduction in amortization expense is due to significant impairment charges that were recognized in the fourth quarter of 2022 and second and fourth quarters of 2023.

Credit Loss – Customer Contracts

We recognized credit losses on customer contracts during the years ended December 31, 2023, and December 31, 2022. Refer to Contract Assets and Contract Liabilities disclosure for further details.

Gain from Purchase Price Adjustment

During the year ended December 31, 2022, we recognized a gain from a purchase price adjustment related to our acquisition of SerEnergy and FES. See Note 3 in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the purchase price adjustment.

Impairment Losses – Intangible Assets and Goodwill

We recognized impairment losses of $13.5 million in 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions and the property, plant and equipment held by Advent Technologies A/S which was declared bankrupt in July 2024. Refer to Critical Accounting Policies and Estimates disclosure for further details.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $0.4 million and $9.4 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the year ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

At December 31, 2023, the Company had $3.6 million in cash and cash equivalents. During the years ended December 31, 2023 and 2022 the Company incurred net losses of $71.4 million and $74.3 million, respectively. At December 31, 2023, the Company had $8.8 million in current assets and $11.9 in current liabilities, leaving the Company a working capital deficit of $ (3.1) million.

A major financial challenge and significant risk facing the Company is a lack of positive cash flow and liquidity. The Company’s ability to meet its liquidity needs will largely depend on its ability to raise capital in the very short term and generate cash in the future. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities, and further reduce research and development costs, which could adversely affect its business prospects and delivery of contractual obligations. A cash shortfall at any point in time over the next twelve months could result in the Company failing to meet its overdue and current obligations which could trigger action against the Company and/or its subsidiaries for liquidation by employees, authorities, or creditors. Because of the uncertainty in securing additional funding, delays in growth of revenue, failure to materialize cost-cutting efforts and the insufficient amount of cash and cash equivalents as of the consolidated financial statement filing date, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued.

The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2023 and 2022, and the changes between periods.

	Years Ended December 31,
(Amounts in thousands)	2023	2022	$ change	% change
Net Cash used in Operating Activities	$(32,115)	$(32,125)	$10	(0.0)%

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	256	-	256	N/A
Purchases of property and equipment	(3,371)	(11,527)	8,156	(70.8)%
Purchases of intangible assets	-	(117)	117	(100.0)%
Advances for the acquisition of property and equipment	(1,255)	(2,557)	1,302	(50.9)%
Acquisition of a subsidiary, net of cash acquired	(1,864)	-	(1,864)	N/A
Acquisition of available for sale financial assets	-	(316)	316	(100.0)%
Net Cash used in Investing Activities	$(6,234)	$(14,517)	$8,283	(57.1)%

Cash Flows from Financing Activities:
Proceeds of issuance of common stock and paid-in capital	9,059	-	9,059	N/A
State refundable deposit repayment	-	(40)	40	N/A
Net Cash (used in) provided by Financing Activities	$9,059	$(40)	$9,099	N/A

Net (decrease) / increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$(29,290)	$(46,682)	$17,392	(37.3)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	83	537	(454)	(84.5)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	33,619	79,764	(46,145)	(57.9)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of year	$4,412	$33,619	$(29,207)	(86.9)%

Cash flows used in Operating Activities

We have not generated positive cash flows from operating activities. Advent’s cash flows from operating activities reflect the income statement position adjusted for working capital movements in current assets and liabilities. As Advent grows, it expects that operating cash flows will be affected by increased working capital needs to support growth in personnel-related expenditures.

Net cash used in operating activities was approximately $(32.1) million for the year ended December 31, 2023, which related to outflows in connection with administrative and selling expenses, an increase in inventory, research and development expenses, and costs associated with insurances services and other personnel costs.

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

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities was approximately $(6.2) million for the year ended December 31, 2023, which primarily related to the acquisition of plant and equipment. Investing cash flow also included a $1.9 million payment to complete the acquisition of our fuel cell systems business in Denmark, Germany and the Philippines.

Advent’s cash flows used in investing activities were approximately $(14.5) million for the year ended December 31, 2022, which mostly related to the acquisition of plant and equipment, including approximately $10.5 million for the Hood Park facility.

Cash Flows from Financing Activities

Advent’s cash flows from financing activities were approximately $9.1 million for the year ended December 31, 2023, which related to the net cash proceeds from the sale of shares under the Lincoln Park facility, the At the Market Offering with H.C. Wainwright & Co., LLC and a private placement offering.

Reverse Stock Split

On April 29, 2024 and April 30, 2024, our stockholders and Board, respectively, approved a reverse stock split of our Common Stock, at a ratio of 1-for-30 (the “Reverse Stock Split”), as of the Effective Date. The Effective Date of the Reverse Stock Split with the Secretary of the Commonwealth of Massachusetts was 5:00 p.m. on May 13, 2024 and May 14, 2024 in the marketplace.

On the Effective Date, the total number of shares of our Common Stock held by each shareholder was converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such shareholder immediately prior to the Reverse Stock Split, divided by (ii) 30.

No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to a fractional share received a proportional cash payment.

The Company is authorized to issue 501,000,000 shares of Common Stock and that number did not change as a result of the Reverse Stock Split.

The Reverse Stock Split did not have any effect on the stated par value of our Common Stock. The rights and privileges of the holders of shares of Common Stock are unaffected by the Reverse Stock Split. All of our options, warrants and convertible securities outstanding immediately prior to the Reverse Stock Split have been appropriately adjusted by dividing the number of shares of Common Stock into which the options, warrants and convertible securities are exercisable or convertible by 30.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of December 31, 2023, and 2022, Advent recognized contract assets of $21 thousand and $52 thousand, respectively on the consolidated balance sheets. During the year December 31, 2022, Advent recognized a credit loss of $0.9 million related to the likelihood of realizing of a contract asset.

Advent recognizes contract liabilities when we receive customer payments or has the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of December 31, 2023, and 2022, Advent recognized contract liabilities of $2.0 million and $1.0 million, respectively, in the consolidated balance sheets. During the years ended December 31, 2023 and 2022, the Company recognized $0.4 million and $0.1 million in revenues.

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

UltraCell Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company is phasing out use of the UltraCell trade name and therefore recognized an impairment charge of $0.4 million during the period. The Patented Technology was valued with the multi-period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 17.7% from 11.6% at the time of the acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was less than the current carrying value and therefore recognized an impairment charge of $3.3 million during the period. The Company determined that the fair value of the reporting unit utilizing the updated forecast was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $0.6 million during the year.

SerEnergy and FES Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog in conjunction with the SerEnergy and FES acquisition. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. All other finite-lived intangible assets related to the SerEnergy and FES acquisition were previously fully amortized or impaired. The Company determined that the fair value of the reporting unit was $13.6 million utilizing the updated forecast, which was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $5.1 million during the year.

During the fourth quarter of 2023, the Company fully impaired IPR&D given it is unlikely to recognize a future benefit from the intangible asset.

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

For the years ended December 31, 2023 and 2022, net income tax benefits (provisions) of $(0.7) million and $2.0 million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the year ended December 31, 2023, the Company recognized $26 thousand of interest income related to the Bond Loan within the consolidated statements of operations.

The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. During the year ended December 31, 2023, the Company fully reserved the Bond Loan as an expected credit loss. The Company did not recognize any unrealized gain / (loss) on the Bond Loan for the year ended December 31, 2022.

Warrant Liability

The Company accounts for the 878,985 warrants (comprising of 813,314 Public Warrants and 65,671 Private Placement Warrants) issued in connection with the initial public offering and the 13,333 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the years ended December 31, 2023 and 2022.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022.

EBITDA and Adjusted EBITDA	Three months ended December 31, (Unaudited)			Years Ended December 31,
(in Millions of US dollars)	2023	2022	$ change	2023	2022	$ change
Net loss	$(25.73)	$(47.63)	21.90	$(71.40)	$(74.34)	2.94
Depreciation of property and equipment	$0.91	$0.36	0.55	$3.01	$1.49	1.52
Amortization of intangibles	$0.11	$0.65	(0.54)	$0.64	$2.76	(2.12)
Finance income / (expenses), net	$0.05	$(0.06)	0.11	$(0.07)	$(0.05)	(0.02)
Other income / (expenses), net	$0.02	$0.00	0.02	$0.90	$0.22	0.68
Foreign exchange differences, net	$0.01	$0.04	(0.03)	$(0.10)	$0.09	(0.19)
Income taxes	$-	$(0.31)	0.31	$0.72	$(1.97)	2.69
EBITDA	$(24.63)	$(46.95)	22.32	$(66.30)	$(71.80)	5.50
Net change in warrant liability	$(0.03)	$(2.13)	2.10	$(0.39)	$(9.38)	8.99
Gain from purchase price adjustment	$-	$(2.37)	2.37	$-	$(2.37)	2.37
Impairment loss – intangible assets and goodwill	$3.71	$38.92	(35.21)	$13.47	$38.92	(25.45)
Adjusted EBITDA	$(20.95)	$(12.53)	(8.42)	$(53.22)	$(44.63)	(8.59)

Adjusted Net Income/(Loss)

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three months ended December 31, 2023 and 2022 and for the years ended December 31, 2023 and 2022.

Adjusted Net Loss	Three months ended December 31, (Unaudited)			Years Ended December 31,
(in Millions of US dollars)	2023	2022	$ change	2023	2022	$ change
Net loss	$(25.73)	$(47.63)	21.90	$(71.40)	$(74.34)	2.94
Net change in warrant liability	$(0.03)	$(2.13)	2.10	$(0.39)	$(9.38)	8.99
Gain from purchase price adjustment	$-	$(2.37)	2.37	$-	$(2.37)	2.37
Impairment loss – intangible assets and goodwill	$3.71	$38.92	(35.21)	$13.47	$38.92	(25.45)
Adjusted Net Loss	$(22.05)	$(13.21)	(8.84)	$(58.32)	$(47.17)	(11.15)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of December 31, 2023, Advent had an unrestricted cash balance of approximately $3.6 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

This information required by this item may be found on pages F-1 through F-61 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (currently also serving as Acting Chief Financial Officer) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our Chief Executive Officer (currently also serving as Acting Chief Financial Officer) has concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Notwithstanding this material weaknesses identified, our management, including our Chief Executive Officer (currently also serving as Acting Chief Financial Officer), has concluded that our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment and the evaluation of those criteria, management, including our Chief Executive Officer (currently also serving as Acting Chief Financial Officer), concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weaknesses described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Entity-Level Control Environment

The entity-level control environment did not adequately support the prevention, detection or correction of material misstatements. We identified deficiencies in all five components of the entity-level control environment, including the control environment, control activities, information and communication, monitoring and risk assessment that aggregated into material weaknesses. Overall, we did not sufficiently establish internal control policies and procedures in our material business processes related to the financial reporting process.

Financial Statement Close and Reporting Process

We did not adequately design and execute controls that addressed the relevant financial statement assertions over the close and reporting process including review controls, journal entries and adjustments during the period-end reporting, changes to general ledger master data. We lacked in certain instances sufficient and appropriate documentation, reconciliation controls and segregation of duties controls.

IT Processes

Internal controls that address the IT risks of applications were not adequately designed and implemented. Management did not adequately perform controls or retain sufficient and appropriate evidence over 1) user access controls 2) application change controls and 3) the timeliness of segregation of duties access monitoring procedures.

To mitigate the potential impact of material weaknesses, and prior to filing this annual report, we performed additional analysis and other post-closing procedures to determine that our consolidated financial statements are prepared in accordance with U.S. GAAP. These material weaknesses did not result in any material misstatements and there were no changes to previously released financial statements. Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Plan

Following the identification of the material weaknesses in our internal control over financial reporting as of December 31, 2023, and with the oversight of the Audit Committee of our Board of Directors, we will commence remediation efforts to enhance our control environment.

●	Hiring and augmenting our team with knowledgeable and qualified IT, accounting, and finance professionals.

●	Enhancing the robustness and effectiveness of our IT systems and control environment.

●	Enhancing related policies and process documentation, implementing new controls or redesigning existing ones, and improving the skills of process owners.

●	Training process owners, evaluating the adoption of revised policies and procedures, and monitoring results.

●	Increasing the frequency and independence of testing the design and operating effectiveness of controls.

Management are committed to successfully implementing the remediation plan as promptly as possible. Our plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Related to Our Operations and Business — We have identified material weaknesses in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If not remediated, these material weaknesses could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.”

Changes in Internal Control over Financial Reporting

Except as otherwise noted above under “Remediation Plan,” including the on-going remediation efforts described, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented

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

Name	Age	Position
Vassilios Gregoriou	59	Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director
Christos Kaskavelis	55	Chief Strategy Officer
Emory De Castro	66	Chief Technology Officer and Director
James F. Coffey	61	Chief Operating Officer and General Counsel
Panoraia ‘Nora’ Gourdoupi	45	Director
Anggelos Skutaris	59	Director
Lawrence Epstein	56	Director
Wayne Threatt	69	Director
Von McConnell	64	Director

The following is a brief biography of each executive officer and director:

Vassilios Gregoriou has been Chairman and CEO of Advent since inception. Dr. Gregoriou cofounded Advent Technologies Inc. in 2012. Dr. Gregoriou is also currently serving as Acting Chief Financial Officer. In addition, Dr. Gregoriou is an internationally known scientist with research and/or managerial positions in both the U.S. (Northeastern, MIT, Polaroid, Princeton) and Greece (NHRF, FORTH) over his 30-year career so far in the technology sector. His research activity extends over a wide area of subjects in the renewable energy space that include the areas of flexible photovoltaics based on organic semiconductors, optically active materials based on conjugated oligomers and polymer nanocomposites. His published work as co-author includes three books and more than 100 scientific papers. He is also co-inventor of 15 patents. Dr. Gregoriou has more than 25 years of experience in the U.S. market. He has extensive experience in the technical development of new products and in the management of such activities. He holds a Ph.D. in Physical Chemistry from Duke University and he has attended the MBA program at Northeastern University. He was also a NRSA award recipient at Princeton University. He also served as President of Society for Applied Spectroscopy(SAS) in 2001. Dr. Gregoriou is well-qualified to serve on the board of directors due to his extensive scientific, managerial and industry experience.

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

Nora Gourdoupi was appointed as a director in July 2022 and, since February 2021, has served as SVP, Corporate Business Development of the Company’s Greek branch overseeing daily operations while being also engaged in product development, government projects and technical sales. Dr. Gourdoupi joined Advent in 2006, became a Senior Scientist in 2012 and is co-inventor in 18 patents. Being part of a fast-growing Small Medium Enterprise from its foundation, she has been involved in several key business processes including materials R&D as well as project management. Dr. Gourdoupi holds a BSc in Chemistry and a PhD from the University of Patras specializing in the synthesis and characterization of polymers for fuel cell applications. Dr. Gourdoupi is well-qualified to serve on our board of directors due to her extensive scientific and technological experience.

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

Board Composition

Our authorized board of directors consists of seven members. In accordance with the second amended and restated certificate of incorporation, our board of directors is divided into three classes, Classes I, II and III, each to serve a three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. Directors will not be able to be removed during their term except for cause. The directors are divided among the three classes as follows:

●	the Class I directors are Anggelos Skutaris and Von McConnell, and their terms will expire at the annual meeting of stockholders to be held in 2024;

●	the Class II directors are Lawrence Epstein and Wayne Threatt, and their terms will expire at the annual meeting of stockholders to be held in 2025; and

●	the Class III directors are Vassilios Gregoriou, Nora Gourdoupi and Emory De Castro, and their terms will expire at the annual meeting of stockholders to be held in 2026.

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

Board Leadership Structure

The leadership of the Board is currently structured so that it is led by the Chairman, Vassilios Gregoriou, who also serves as the Company’s Chief Executive Officer and as the Acting Chief Financial Officer. When the Chairman of the Board is not an independent director, a Lead Director may be elected annually by the Board. The Board has elected Mr. Skutaris to serve as Lead Director.

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

The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	by the independent registered public accounting firm

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

Services performed by ClearBridge for the Compensation Committee include, but are not limited to:

1.	reviewing the Company’s compensation philosophy;

2.	providing market context for Compensation Committee decisions

a.	In 2023, the Company elected to forgoe establishing a compensation peer group, and as a result relied on survey data for benchmark purposes (as needed), scoped to the Company’s size;

3.	review of cash bonuses paid to executive officers;

4.	review of long-term incentive awards;

5.	review and determine go-forward non-employee director compensation program; and

6.	analysis of current trends in executive compensation, and updates regarding applicable legislative and governance activity.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than 10% of the Company’s common stock to file with the SEC reports showing initial ownership of and changes in ownership of the Company’s common stock and other registered equity securities. Based solely upon our review of the copies of such forms or written representations from certain reporting persons received by us with respect to fiscal year 2023, the Company believes that its directors and executive officers and persons who own more than 10% of a registered class of its equity securities have complied with all applicable Section 16(a) filing requirements for fiscal year 2023, except for the following: Nora Gourdoupi did not timely file one Form 4 reporting one transaction.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2023 and 2022 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2023, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “named executive officers” or “NEOs”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Vassilios Gregoriou	2023	$800,000	-	-	-	-	-	$800,000
Chairman of the Board of Directors, Chief Executive Officer and Acting Chief Financial Officer	2022	$800,000	-	479,500	418,250	-	-	$1,697,750

James Coffey	2023	$475,000	-	-	-	-	-	$475,000
Chief Operating Officer and General Counsel	2022	$475,000	-	-	-	-	-	$475,000

Kevin Brackman	2023	$375,000	-	-	-	-	-	$375,000
Former Chief Financial Officer	2022	$375,000	-	-	-	-	-	$375,000

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

Dr. Gregoriou’s annual base salary was $800,000; Mr. Coffey’s annual base salary was $475,000; and Mr. Brackman’s annual base salary was $375,000 for the year ended December 31, 2023.

Annual Bonuses

In 2023, the named executive officers were each eligible to receive an annual cash incentive award, based on the achievement of pre-approved key performance objectives determined by the Compensation Committee.

As provided in their respective employment agreements, the target bonus amount for Dr. Gregoriou was 150% of his base salary and for Messrs. Coffey and Brackman were 100% of their base salaries. Actual bonus payouts vary based on Compensation Committee assessment of executive performance versus pre-established key performance indicators.

Management, at its discretion, decided there will not be performance related bonus payouts for fiscal year 2023.

Equity Compensation

In 2021, the Company adopted the Advent Technologies Holdings, Inc. 2021 Incentive Plan (the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan advances the Company’s interests by providing for the grant to our employees, directors, consultants and advisors of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on our common stock. On April 29, 2024, the Company’s stockholders approved an amendment to the 2021 Equity Incentive Plan to increase the number of shares of common stock issuable under the 2021 Equity Incentive Plan from 230,530 to 569,306.

Following the Business Combination, on June 11, 2021, the Compensation Committee made grants to select senior executives. The grants were made to recognize each executive’s role and contributions to date, including outstanding efforts towards a successful transaction, as well as to incentivize and to retain the executives, and to further align them with the post-Business Combination stockholders. As a result of the Business Combination grants, and Mr. Brackman’s sign-on award in 2021, the Compensation Committee elected to not make any additional annual grants in 2022 and 2023 to the NEOs.

In recognition of Dr. Gregoriou’s role and contributions related to the ratification of GreenHiPo by the EU, the Compensation Committee, in July 2022, granted a one-time special award of 5,833 time-vested restricted stock units (“RSUs”) and stock options to purchase 5,833 shares of common stock to Dr. Gregoriou.

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

Dr. Gregoriou entered into an employment agreement with the Company on October 12, 2020 to receive an annual base salary of $800,000, a one-time signing bonus of $500,000, and eligibility to receive an annual performance bonus of cash. Dr. Gregoriou is eligible to participate in the Company’s 2021 Equity Incentive Plan.

Mr. Coffey and Mr. Brackman. As described in further detail in the “Executive Compensation-Employment Agreements and Other Arrangements with Executive Officers and Directors-Employment and Consulting Arrangements with Executive Officers and Directors” section of this report, in connection with the announcement of the Business Combination, Mr. Coffey entered into an employment agreement with Advent, which became effective as of the consummation of the Business Combination. Mr. Brackman entered into an employment agreement with Advent on August 13, 2021, which was effective as of July 2, 2021, and superseded certain offer letter entered into between the Company and Mr. Brackman dated July 2, 2021. Mr. Brackman resigned on January 5, 2024.

Employee Benefits

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Subsequent to the Business Combination, the Company made matching contributions equal to 100% of the participant’s pre-tax contribution up to a maximum of 5% of the participant’s eligible earnings for U.S employees. Total expense related to the Company’s defined contribution plan was $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022.

As described in Note 2 of the Company’s audited consolidated financial statements for fiscal years 2023 and 2022, pursuant to Greek Labor Law 2112/1920, employees in Greece are entitled to an indemnity in the event of dismissal or retirement, though as a director, Dr. Gregoriou is not eligible for such indemnity.

Pay versus Performance

The following tables and related disclosures provide information about (i) the “total compensation” of our principal executive officer (“PEO”), and our other named executive officers (the “Other NEOs” or the “Non-PEO NEOs”) as presented in the table under “Executive Compensation – Summary Compensation”, (ii) the “compensation actually paid” to our PEO and our Other NEOs, as calculated pursuant to the SEC’s pay-versus-performance rules, (iii) certain financial performance measures, and (iv) the relationship of the “compensation actually paid” to those financial performance measures.

This disclosure has been prepared in accordance with Item 402(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended, and does not necessarily reflect value actually realized by the executives or how our compensation committee evaluates compensation decisions in light of company or individual performance.

	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(3)	Average Summary Compensation Table Total for Non-PEO NEOs(2)	Average Compensation Actually Paid to Non-PEO NEOs(3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(4)	Net Loss(5)
2023	$800,000	$(1,263,182)	$425,000	$(95,031)	$(86.73)	$(71,397)
2022	$1,697,750	$(4,533,070)	$425,000	$(1,589,095)	$(73.77)	$(74,337)

(1)	The dollar amounts reported are the amounts of total compensation reported for Vassilios Gregoriou, our Chief Executive Officer/PEO, for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table.”
(2)	The dollar amounts reported represent the average of the amounts reported for our company’s Non-PEO NEOs as a group (excluding Mr. Gregoriou) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Gregoriou) included for purposes of calculating the average amounts in each applicable year are as follows: Mr. Coffey and Mr. Brackman for 2023 and 2022.
(3)	The dollar amounts reported represent the amount of “compensation actually paid” to our PEO and Non-PEO NEOs as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to total compensation for each year to determine the compensation actually paid:

●	Stock Awards
●	Option Awards

(4)	Cumulative total shareholder return (“TSR”) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our company’s share price at the end and the beginning of the measurement period by our company’s share price at the beginning of the measurement period. No dividends were paid on stock or option awards in 2022 or 2023.
(5)	The dollar amounts reported represent the amount of net loss reflected in our consolidated audited financial statements for the applicable year.

	2023		2022
	PEO	Average Non-PEO NEOs	PEO	Average Non-PEO NEOs
Summary Compensation Table Totals for Non-PEO NEOs	$800,000	$425,000	$1,697,750	$425,000
Add (Subtract):
Fair value of equity awards granted during the year from the Summary Compensation Table	-	-	(897,750)	-
Fair value at year end of equity awards granted during the year	-	-	537,133	-
Change in fair value of equity awards granted in prior years that were unvested as of the end of the year	(1,415,428)	(346,687)	(4,402,652)	(1,510,571)
Change in fair value of equity awards granted in prior years that vested during the year	(647,754)	(173,344)	(1,467,551)	(503,524)
Compensation Actually Paid Totals	$(1,263,182)	$(95,031)	$(4,533,070)	$(1,589,095)

Analysis of the Information Presented in the Pay Versus Performance Table

In accordance with Item 402(v) of Regulation S-K, the graphs below compare the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining NEOs, with (i) our TSR, and (ii) our net loss, in each case, for the fiscal years ended December 31, 2022 and 2023. TSR amounts reported in the graph assume an initial fixed investment of $100.

A portion of our PEOs’ compensation consists of equity awards. As a result, the change between the values disclosed in our Summary Compensation Table and Compensation Actually Paid tends to be directionally aligned with changes in our TSR.

While we are required by SEC rules to disclose the relationship between our net income and Compensation Actually Paid to our NEOs, this is not a metric our compensation committee currently uses in evaluating our NEOs’ compensation as we are a company that has not generated any gross profit.

All information provided above under the “Pay Versus Performance” heading will not be deemed to be incorporated by reference in any filing of our company under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

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

Employment Agreements and Other Arrangements with Executive Officers and Directors

Employment Agreements

On October 12, 2020, in connection with the execution of the Merger Agreement and the announcement of the Business Combination Advent entered into employment agreements, with each of Dr. Gregoriou and Mr. Coffey. The material terms of these employment agreements are set forth below:

●	Dr. Gregoriou serves as our Chief Executive Officer (currently also serving as Acting Chief Financial Officer) and Chairman of our board of directors, with an initial annual base salary of $800,000, a one-time signing bonus of $500,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 150% of his annual base salary.

●	Mr. Coffey serves as our Chief Operating Officer and General Counsel, with an annual base salary of $475,000, a one-time signing bonus of $250,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 100% of his annual base salary.

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

On August 13, 2021, Advent entered into employment agreement with Mr. Brackman, which was effective as of July 2, 2021 and superseded certain offer letter entered into between the Company and Mr. Brackman dated July 2, 2021. The material terms of this employment agreement are set forth below:

●	Mr. Brackman served as our Chief Financial Officer, with an annual base salary of $375,000, a one-time relocation expense payment of $40,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 100% of his annual base salary.

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

Mr. Brackman resigned from his position as Chief Financial Officer of the Company on January 5, 2024.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to awards held by the named executive officers as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(7)
Vassilios Gregoriou(1)(2)	15,369	15,369	$310.80	6/11/2031	15,369	$102,816
Vassilios Gregoriou(3)(4)	1,458	4,375	$82.20	7/12/2032	4,375	$29,269
James Coffey(1)(2)	5,763	5,763	$310.80	6/11/2031	5,763	$38,556
Kevin Brackman(5)(6)	3,842	3,842	$228.60	8/24/2031	3,842	$25,704

(1)	Option awards vest 25% upon each anniversary of February 4, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(2)	Stock awards consist of grants of restricted stock units that vest 25% upon each anniversary of February 4, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(3)	Option awards vest 25% upon each anniversary of July 12, 2022, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(4)	Stock awards consist of grants of restricted stock units that vest 25% upon each anniversary of July 12, 2022, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(5)	Option awards vest 25% upon each anniversary of August 24, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(6)	Stock awards consist of grants of restricted stock units that vest 25% upon each anniversary of August 24, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(7)	Market value of restricted stock unit awards is based on the closing price of $6.60 per share on December 29, 2023 on the Nasdaq Capital Market.

Director Compensation

Pursuant to offer letters with each of the Company’s non-employee directors (the “Director Offer Letters”), each director receives an annual retainer of $100,000, to be paid quarterly in arrears. In addition, each non-employee director is eligible to receive an annual grant of stock awards for a number of shares of Company common stock determined by dividing $100,000 by the closing price per share of Company common stock on the applicable grant date. While each of Drs. Gregoriou, De Castro, Gourdoupi, and Christos Kaskavelis, the Company’s Chief Marketing Officer, served as members of the board of directors of the Company in 2023, none received additional compensation for director services. Dr. Gregoriou’s compensation earned with respect to his employment with Advent is set forth in the “Summary Compensation Table” above.

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year 2023.

	Year Ended December 31, 2023
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Anggelos Skutaris	$100,000	$30,050	$130,050
Lawrence Epstein	$100,000	$30,050	$130,050
Wayne Threatt	$100,000	$30,050	$130,050
Von McConnell	$100,000	$30,050	$130,050

(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 17 - Share Based Compensation” to our consolidated financial statements for the year ended December 31, 2023.
(2)	On June 28, 2023, the Company granted to each non-employee director a total of 1,667 restricted stock units which vest on June 29, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of August 7, 2024 by:

●	each person known to us to be the beneficial owner of more than 5% of outstanding common stock;

●	each of our named executive officers and directors; and

●	all executive officers and directors as a group

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

The beneficial ownership of Company common stock is based on 2,636,508 shares of common stock outstanding as of August 7, 2024.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	%
Directors and Executive Officers
Vassilios Gregoriou(1)	212,256	8.1
Emory De Castro(2)	80,450	3.1
James Coffey(2)	29,247	1.1
Nora Gourdoupi(3)	12,650	*
Christos Kaskavelis(2)	134,997	5.1
Anggelos Skutaris	4,461	*
Lawrence Epstein	3,921	*
Wayne Threatt	3,817	*
Von McConnell	1,667	*
All directors and executive officers as a group (nine individuals)(4)	483,466	18.3

*	Less than one percent.
(1)	Share amount includes 24,511 shares issuable upon exercise of options.
(2)	Share amount includes an aggregate of 8,645 shares issuable upon exercise of options.
(3)	Share amount includes an aggregate of 2,708 shares issuable upon exercise of options.
(4)	Share amount includes an aggregate of 53,154 shares issuable upon exercise of options. Unless otherwise indicated, the business address of each of the individuals is 5637 La Ribera St., Suite A, Livermore, CA 94550.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2023. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	105,661	$228.90	1,148
Equity compensation plans not approved by stockholders	-	$-	-
Total	105,661	$228.90	1,148

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There have been no transactions since January 1, 2023 to which we have been a participant in which the amount involved, exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Officer and Director Compensation.”

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

Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that four of our directors are “independent directors” as defined under applicable rules of the Nasdaq Capital Market, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Gregoriou is not an independent director under these rules because he is our Chief Executive Officer (currently also serving as Acting Chief Financial Officer). Emory De Castro is not an independent director under these rules because he is our Chief Technology Officer. Nora Gourdoupi is not an independent director under these rules because she is our SVP of Business Development.

Item 14.	Principal Accounting Fees and Services.

Ernst & Young (Hellas) Certified Auditors Accountants S.A. (“EY”) has served as the Company’s independent registered public accounting firm since February 9, 2021.

The following is a summary of fees paid or to be paid to EY, for services rendered for the years ended December 31, 2023 and 2022.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by EY in connection with regulatory filings. The aggregate fees of EY related to audit and review services totaled $778,745 for the year ended December 31, 2023 and $660,790 for the year ended December 31, 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and December 31, 2022, we paid EY $100,736 and $95,750, respectively, in audit-related fees.

Tax Fees. Tax Fees consist of $19,464 for tax compliance services performed by EY for Advent Technologies GmbH for the year ended December 31, 2023.

All Other Fees. We did not pay EY for any other services for each of the year ended December 31, 2023 and December 31, 2022.

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

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 12, 2020 by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.2	First Amendment to Agreement and Plan of Merger, dated as of October 19, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.2 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.3	Second Amendment to Agreement and Plan of Merger, dated as of December 31, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.3 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2023).

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

3.4	Second Amended and Restated Bylaws of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2022).

4.1	Warrant Agreement, dated November 15, 2018 by and between AMCI Acquisition Corp. and Continental Stock Transfer & Trust company, as warrant agent (incorporated by reference to Exhibit 4.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filed with the SEC on May 20, 2021).

10.1	Registration Rights Agreement, dated November 15, 2018, by and among AMCI, our sponsor and the holders party thereto (incorporated by reference to Exhibit 10.3 of AMCI Acquisition Corp’s Current Report on Form 8-K, filed with the SEC on November 20, 2018).

10.2+	Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies Inc. and Vassilios Gregoriou (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.3+	Employment Agreement, dated as of December 31, 2020, by and between Advent Technologies SA and Christos Kaskavelis (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.4+	Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies Inc. and Emory De Castro (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.5+	Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies, Inc. and James F. Coffey (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.7+	Form of Director Offer Letters (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.8+	Employment Agreement, dated as of August 13, 2021, by and between Advent Technologies, Inc. and Kevin Brackman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.9	Lease Agreement, dated as of March 8, 2021, by and between Advent Technologies, Inc. and Hood Park LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed with the SEC on March 26, 2021).

10.10	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2021)

10.11	Lease Agreement, dated as of September 2, 2019, by and between Advent Technologies S.A. and Patras Science Park S.A. (English summary of Greek original) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.12	Lease Agreement, dated as of September 25, 2019, by and between Advent Technologies S.A. and Patras Science Park S.A. (English summary of Greek original) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.13	Lease Agreement, dated as of August 30, 2021, by and between Advent Technologies GmbH and fisher group SE & Co.,KG (English summary of German original) (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022).

10.14	Purchase Agreement, dated as of April 10, 2023, by and between Advent Technologies Holdings, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2023).

10.15	Registration Rights Agreement, dated as of April 10, 2023, by and between Advent Technologies Holdings, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2023).

10.16	Form of Securities Purchase Agreement, dated December 22, 2023, by and between Advent Technologies Holdings, Inc. and those certain purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2023).

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

97.1*	Advent Technologies Holdings, Inc. Clawback Policy

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
+	Indicated a management or compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advent Technologies Holdings, Inc.

August 13, 2024	By:	/s/ Vassilios Gregoriou
	Name:	Vassilios Gregoriou
	Title:	Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board

Name	Position	Date

/s/ Vassilios Gregoriou	Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board	August 13, 2024
Vassilios Gregoriou

/s/ Emory De Castro	Chief Technology Officer and Director	August 13, 2024
Emory De Castro

/s/ Panoraia Gourdoupi	Director	August 13, 2024
Panoraia Gourdoupi

/s/ Lawrence Epstein	Director	August 13, 2024
Lawrence Epstein

/s/ Anggelos Skutaris	Director	August 13, 2024
Anggelos Skutaris

/s/ Wayne Threatt	Director	August 13, 2024
Wayne Threatt

/s/ Von McConnell	Director	August 13, 2024
Von McConnell

ADVENT TECHNOLOGIES HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Advent Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advent Technologies Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses, has a negative working capital position and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. As explained below, auditing the Company’s evaluation and associated disclosures of its ability to continue as a going concern was a critical audit matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern
Description of the Matter

As described in “The Company’s Ability to Continue as a Going Concern” section of our report and as described further in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses, has a negative working capital position, and its ability to meet its liquidity needs will largely depend on raising capital in the very short term and to generate cash from operations in the future. If the Company is unable to obtain sufficient funding, it could be required to delay its operational efforts, limit activities and reduce research and development, which could adversely affect its business prospects and delivery of contractual obligations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are issued. The Company intends to continue to fund its business by way of operating cash flows, as well as equity raisings and loan financing. However, the Company has concluded that these plans do not alleviate the substantial doubt related to its ability to continue as a going concern.

Auditing the Company’s evaluation and associated disclosures of its ability to continue as a going concern involved complex auditor judgment, because the projections and associated assumptions with regards to the timing and probability of future cash flows, including external funding, have a high degree of uncertainty. Evaluating the adequacy of the Company’s disclosures to reflect the uncertainty and risks pertaining to the Company’s going concern position, also required complex auditor judgment and increased effort.

How We Addressed the Matter in Our Audit	To test the Company’s evaluation and associated disclosures of its ability to continue as a going concern, we performed audit procedures that included, amongst others, evaluating the timing and probability of the cash inflows and outflows in the Company’s cashflow projections (revenues, grants, operating expenses and inflows from loan and equity financing) by, where possible, agreeing cash flow projections to underlying contracts or other third-party documentation. In order to reflect the uncertainty inherent in the projections, we performed our own sensitivity analyses on projected cashflows, which included adjustments to the timing and amounts forecasted by the Company, based on historical data for operating expenses, historical information regarding the timing of revenues and grants and to reflect the uncertainty of financing inflows. We also assessed the Company’s cashflow projections in the context of other evidence obtained during the audit, to determine whether it supported or contradicted the assumptions made by the Company. To assess the adequacy of the disclosures related to the going concern assessment, among other procedures, we compared the Company’s disclosures of the uncertainties pertaining to its cash flow projections, to the results of the sensitivity analyses we performed.

/s/ Ernst & Young (Hellas) Certified Auditors Accountants S.A.

We have served as the Company’s auditor since 2020.

Athens, Greece

August 13, 2024

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,562	$32,869
Restricted cash, current	100	-
Accounts receivable, net	191	979
Contract assets	21	52
Inventories	2,707	12,620
Prepaid expenses and Other current assets	2,254	2,980
Total current assets	8,835	49,500
Non-current assets:
Goodwill	-	5,742
Intangibles, net	79	6,062
Property and equipment, net	21,549	17,938
Right-of-use assets	3,216	4,055
Restricted cash, non-current	750	750
Other non-current assets	308	5,221
Available for sale financial asset	-	320
Total non-current assets	25,902	40,088
Total assets	$34,737	$89,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$5,087	$4,680
Deferred income from grants, current	530	801
Contract liabilities	2,015	1,019
Other current liabilities	1,916	4,703
Operating lease liabilities	2,186	2,280
Income tax payable	179	183
Total current liabilities	11,913	13,666
Non-current liabilities:
Warrant liability	59	998
Long-term operating lease liabilities	8,230	9,802
Defined benefit obligation	83	72
Deferred income from grants, non-current	320	50
Other long-term liabilities	684	852
Total non-current liabilities	9,376	11,774
Total liabilities	21,289	25,440

Commitments and contingent liabilities

Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at December 31, 2023 and December 31, 2022; Issued and outstanding: 2,580,159 and 1,723,924 at December 31, 2023 and December 31, 2022, respectively)	8	5
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at December 31, 2023 and December 31, 2022; nil issued and outstanding at December 31, 2023 and December 31, 2022)	-	-
Additional paid-in capital	194,933	174,509
Accumulated other comprehensive loss	(2,334)	(2,604)
Accumulated deficit	(179,159)	(107,762)
Total stockholders’ equity	13,448	64,148
Total liabilities and stockholders’ equity	$34,737	$89,588

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Revenue, net	$4,859	$7,837
Cost of revenues	(18,287)	(8,581)
Gross profit (loss)	(13,428)	(744)
Income from grants	2,504	1,460
Research and development expenses	(12,112)	(9,796)
Administrative and selling expenses	(32,468)	(35,915)
Sublease income	543	-
Amortization of intangibles	(642)	(2,764)
Credit loss – customer contracts	(1,270)	(1,116)
Gain from purchase price adjustment	-	2,370
Impairment losses	(13,468)	(38,922)
Operating loss	(70,341)	(85,427)
Fair value change of warrant liability	394	9,375
Finance income / (expenses), net	74	52
Foreign exchange gains / (losses), net	97	(91)
Other income / (expenses), net	(902)	(216)
Loss before income taxes	(70,678)	(76,307)
Income taxes	(719)	1,970
Net loss	$(71,397)	$(74,337)
Net loss per share
Basic loss per share	$(37.24)	$(43.28)
Basic weighted average number of shares	1,917,179	1,717,623
Diluted loss per share	$(37.24)	$(43.28)
Diluted weighted average number of shares	1,917,179	1,717,623

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in USD thousands)

	Years Ended December 31,
	2023	2022
Net loss	$(71,397)	$(74,337)
Other comprehensive income / (loss):
Foreign currency translation adjustments	255	(1,370)
Actuarial gains / (losses)	15	39
Total other comprehensive income / (loss)	270	(1,331)
Comprehensive loss	$(71,127)	$(75,668)

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2021	-	$-	-	$-	1,708,453	$5	$164,894	$(33,425)	$(1,273)	$130,201
Stock issued under stock compensation plan	-	-	-	-	15,471	0		-	-	0
Stock based compensation expense	-	-	-	-	-	-	9,615	-	-	9,615
Net loss	-	-	-	-	-	-	-	(74,337)	-	(74,337)
Other comprehensive loss	-	-	-	-	-	-	-	-	(1,331)	(1,331)
Balance as of December 31, 2022	-	$-	-	$-	1,723,924	$5	$174,509	$(107,762)	$(2,604)	$64,148
Issuance of common stock	-	-	-	-	824,352	2	9,998	-	-	10,000
Stock issued under stock compensation plan	-	-	-	-	31,883	1	-	-	-	1
Stock based compensation expense	-	-	-	-	-	-	9,881	-	-	9,881
Reclassification of private warrants	-	-	-	-	-	-	545	-	-	545
Net loss	-	-	-	-	-	-	-	(71,397)	-	(71,397)
Other comprehensive income	-	-	-	-	-	-	-	-	270	270
Balance as of December 31, 2023	-	$-	-	$-	2,580,159	$8	$194,933	$(179,159)	$(2,334)	$13,448

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in USD thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss for the year	$(71,397)	$(74,337)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	3,005	1,493
Amortization of intangible assets	642	2,764
Credit loss allowance	1,270	1,116
Gain from purchase price adjustment	-	(2,370)
Impairment losses	13,468	38,922
Fair value gain of warrant liability	(394)	(9,375)
Stock-based compensation expense	9,881	10,414
Benefit for current and deferred income taxes	719	(1,970)
Net losses on disposal/write-offs of property, plant and equipment and intangible assets	3	232
Issuance of commitment shares	966	-
Net periodic cost of defined benefit obligation	23	27
Provision for inventories	11,918	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	671	1,830
Decrease/(increase) in contract assets	(9)	620
(Decrease)/Increase in inventories	(1,827)	(5,932)
Decrease/(increase) in prepaid expenses and other current assets	(15)	1,963
(Decrease)/Increase in other non-current assets	5,729	(194)
Decrease in trade payables	(5,434)	(46)
Increase/(decrease) in deferred income from grants	(23)	649
(Decrease)/increase in contract liabilities	1,214	(247)
(Decrease)/increase in other current liabilities	(1,503)	(5,661)
Decrease in income tax payable	(9)	(13)
Decrease in other long-term liabilities	(185)	(46)
Proceeds for tenant improvement incentive from landlord	-	7,958
Operating lease asset and liabilities	(828)	78
Net cash used in operating activities	$(32,115)	$(32,125)

Cash flows from investing activities:
Proceeds from sale of property and equipment	256	0
Purchases of property and equipment	(3,371)	(11,527)
Purchases of intangible assets	-	(117)
Advances for the acquisition of property and equipment	(1,255)	(2,557)
Acquisition of subsidiaries, net of cash acquired	(1,864)	-
Acquisition of available for sale financial assets	-	(316)
Net cash used in investing activities	$(6,234)	$(14,517)

Cash flows from financing activities:
Issuance of common stock and paid-in capital, net of issuance costs paid	9,059	-
Repayments of debt	-	(40)
Net cash provided by/(used in) financing activities	$9,059	$(40)

Net increase/(decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$(29,290)	$(46,682)
Effect of exchange rate changes on cash, cash equivalent, restricted cash and restricted cash equivalents	83	537
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	33,619	79,764
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of year	$4,412	$33,619

Supplemental Cash Flow Information
Cash activities
Interest paid	$41	$15
Income taxes paid/(refunded)	$(82)	$13

Non-cash operating, investing and financing activities:
Assets acquired under operating leases	$-	$1,594

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

(Expressed in U.S. Dollars)

1. Basis of presentation:

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

Advent has its headquarters in Livermore, California, and the Company has MEA fabrication and system production facilities in Livermore, California and Patras, Greece. Previously, the Company’s headquarters were located in Boston, Massachusetts, which included a research and development and manufacturing facility. During 2023, the Company decided to consolidate certain of its German operations with its operations in Greece. During 2024, the Company closed its facilities in Boston, MA, and no longer maintains its facilities in Denmark and the Philippines due to the bankruptcy of Advent Technologies A/S.

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

SerEnergy and FES were renamed to Advent Technologies A/S and Advent Technologies GmbH, respectively, following their acquisition by the Company.

The consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

	Country of	Ownership Interest		Statements of Operations
Company Name	Incorporation	Direct	Indirect	2023	2022
Advent Technologies, Inc.	USA	100%	-	01/01 – 12/31	01/01 – 12/31
Advent Technologies S.A.	Greece	-	100%	01/01 – 12/31	01/01 – 12/31
Advent Technologies LLC	USA	-	100%	01/01 – 12/31	01/01 – 12/31
Advent Technologies GmbH	Germany	100%	-	01/01 – 12/31	01/01 – 12/31
Advent Technologies A/S	Denmark	100%	-	01/01 – 12/31	01/01 – 12/31
Advent Green Energy Philippines, Inc	Philippines	-	100%	01/01 – 12/31	01/01 – 12/31

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company considers that the going concern basis is appropriate for the preparation of its consolidated financial statements, as it is pursuing additional fund raising as disclosed below and has no intentions to proceed with liquidation. The going concern basis of presentation assumes that the Company will continue in operation one year from the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As such, the accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. Following the significant non adjusting subsequent events of Advent Technologies A/S bankruptcy and the termination of the Hood Park lease agreement, the Company presents a Proforma Consolidated Balance Sheet as at December 31, 2023 in the Note 24 to the consolidated financial statements to reflect the impact of those events.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to raise capital in the very short term and generate cash in the future. During the year ended December 31, 2023, the Company used $32.1 million of cash in operating activities, and the Company’s ability to raise and generate adequate capital and cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Furthermore, the Company has suffered recurring operating losses and has a negative net working capital position of $3.1 million as of December 31, 2023. In addition, as of the issuance date of these consolidated financial statements the Company is overdue in a number of its obligations which could give the right to creditors at any time from the issuance date of these consolidated financial statements to raise legal action against the Company which in turn could potentially lead to liquidation action against the Company and/or its subsidiaries. The transition to profitability and positive cash flow is highly dependent upon the successful development, approval, and commercialization of the Company’s products and the achievement of a revenue level adequate to support its cost structure and the Company can give no assurances that this will occur. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of December 31, 2023, of $3.6 million and $0.1 million as of August 12, 2024, are not sufficient to fund operations and capital expenditures for the twelve months following the filing of this Annual Report on Form 10-K, and the Company will need to obtain additional funding in the very near term, otherwise the Company may immediately substantially curtail or terminate its operations.

The Company performed a cash flow projection on a monthly basis for the twelve-month period following the issuance of the consolidated financial statements. With regards to the cash flow projections, the projected inflows from revenues and grants will be insufficient to cover the projected outflows, as such, the Company will continue to have a negative net working capital position and a delay in the projected timing of the short term financing and inflows and/or an immediate demand by creditors of repayment of the long outstanding payables may result in the Company being insolvent and short of cash at any specific time over the coming weeks and over the next twelve months.

The highlights of the projections are as follows:

The Company projects cash inflows from contracted revenues and grants for which it has already signed agreements with third parties and estimates projected outflows assuming the effective implementation of the Company’s plans to reduce monthly expenditures gradually during 2024.

The cash flow projections do not include any cash inflows or outflows from Advent Technologies A/S which was declared bankrupt by the court in Aalborg, Denmark on July 25, 2024, and its wholly owned subsidiary Green Energy Philippines, Inc. The Company did not include any outflows relating to Advent Technologies A/S, since it believes that the bankruptcy of its subsidiary, will not have any material effect, except for a potential claim of approximately $0.5 million from a supplier contract for which the parent company Advent Technologies Holdings, Inc. is the guarantor.

In addition, the projections do not include any cash outflows relating to commitments and contingencies as disclosed in Note 22 to the consolidated financial statements, since the Company believes that any cash outflows relating to these commitments will not materialize based on the Company’s plans to agree the termination of such contracts with its suppliers and a contingent loss as outcome of the pending arbitration it is not probable.

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations and repay its existing and future liabilities and other obligations through the sale of equity and/or debt securities and, to the extent available, short-term and long-term loans. As part of its plan, on July 30, 2024, the Company entered into a securities purchase agreement, (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which, at the closing, defined as the filing date of the Company’s 10-K, the Company will issue to the Investor a senior promissory note in the principal amount of $1 million (the “Senior Note”), repayable within one year and bearing interest of 18%. The Investor has also committed to provide the Company with a one-year revolving line of credit for an aggregate maximum principal amount of $2 million, again bearing interest of 18% (the two debt transactions are referred to as the “Financing”). The $2 million financing is contingent upon the Company’s filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an underwritten or “best efforts” public offering by the Company of its common stock, and/or common stock equivalents registered under the Securities Act of 1933, as amended for proceeds to the Company of not less than $5 million (a “Qualified Public Equity Offering”). The Company can give no assurances as of the date of issuance of the consolidated financial statements as to whether the Company will be successful in raising this Financing and executing a Qualified Public Equity Offering. The Company will use the proceeds from the Financing for general corporate purposes, including expenses related to the preparation of its Annual Report on Form 10-K for the year ended December 31, 2023, and expenses to facilitate a Qualified Public Equity Offering and the proceeds of the Qualified Public Equity Offering for general corporate purposes.

With regards to the projected revenues and grants, a delay in the projected timing of inflows may result in the Company remaining insolvent and short of cash at any specific time over the next twelve months. Also, there is no guarantee that the Company’s plans to reduce monthly expenditures will be successful. Beyond that, there is no guarantee about when the Registration Statement in Form S-1 will be filed and therefore the committed one-year revolving line of credit of maximum $2 million will be received. In addition, there is no guarantee with regards to the Company’s ability to secure proceeds of not less than $5 million from the Qualified Public Entity Offering.

If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities, and further reduce research and development costs, which could adversely affect its business prospects and delivery of contractual obligations. A cash shortfall at any point in time over the next twelve months could result in the Company failing to meet its overdue and current obligations which could trigger action against the Company and/or its subsidiaries for liquidation by employees, authorities, or creditors. Because of the uncertainty in securing additional funding, delays in growth of revenue, failure to materialize cost-cutting efforts and the insufficient amount of cash and cash equivalents as of the consolidated financial statement filing date, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements are issued.

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

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer (currently also serving as Acting Chief Financial Officer), who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment for purposes of allocating resources and evaluating financial performance. For the above reasons, the Company has determined that it operates in one reportable operating segment. The disaggregation of Company’s revenue by geographic location is presented in Note 22.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition. As of December 31, 2023, the Company has cash and cash equivalents which are restricted of $0.9 million. The restricted cash, current is cash the Company received on behalf of other grant partners and is offset by a corresponding liability in trade and other current payables. The restricted cash, non-current is a letter of credit required by the Company’s lease agreement for the Hood Park facility in Boston, MA. The letter of credit is required for the duration of the lease agreement which had a term of eight years. The lease commenced in October 2022. As of December 31, 2022, the Company had $0.8 million of cash and cash equivalents which are restricted.

The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31,
(Amounts in thousands)	2023	2022
Cash and cash equivalents	$3,562	$32,869
Restricted cash, current	100	-
Restricted cash, non-current	750	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$4,412	$33,619

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

The Company adopted ASC 842 on January 1, 2022 for its annual consolidated financial statements and related disclosures. The Company adopted this new accounting standard on a modified retrospective basis and applied the new standard to all leases. As a result, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients, ASC 842-10-65-1(f) and ASC 842-10-65-1(g), permitted under the transition guidance within the new standard, which includes, among other things, the ability to carry forward the existing lease classification. The adoption of ASC 842 on January 1, 2022 resulted in the recognition of operating lease right-of-use assets of $3.6 million, lease liabilities for operating leases of $3.6 million, and a zero cumulative-effect adjustment to accumulated deficit. The new standard had a material impact on the Company’s consolidated balance sheet but did not materially impact the Company’s consolidated operating results and had no impact on the Company’s cash flows.

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

Accounts Receivable and Credit Losses

Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts based on the Company’s best estimate of probable credit losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted the standard on January 1, 2023, in accordance with the adoption dates for private entities applicable to it under its emerging growth company status at that time and the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company is exposed to credit losses primarily through sales of its products. The Company assesses each customer’s ability to pay by conducting a credit review which includes consideration of established credit rating or an internal assessment of the customer’s creditworthiness based on an analysis of their payment history when a credit rating is not available. The Company monitors the credit exposure through active review of customer balances. The Company’s expected loss methodology for accounts receivable is developed through consideration of factors including, but not limited to, historical collection experience, current customer credit ratings, current customer financial condition, current and future economic and market condition, and age of the receivables. Charges related to credit losses are included in administrative and selling expenses and are recorded in the period that the outstanding receivables are determined to be doubtful. Account balances are written-off against the allowance when they are deemed uncollectible.

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

The Company conducts a goodwill impairment analysis annually in the fourth fiscal quarter, or more frequently if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amounts. In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. When the Company determines a fair value test is necessary, it estimates the fair value of a reporting unit and compares the result with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. Currently, we identify three reporting units. During the year ended December 31, 2023, all remaining goodwill was impaired.

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

The changes in the accrued warranty reserve for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Balance at beginning of year	$1,047	$1,048
Additions	114	460
Settlements	(274)	(401)
Foreign exchange fluctuations	24	(60)
Balance at end of year	$911	$1,047

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of December 31, 2023, and 2022, Advent recognized contract assets of $21 thousand and $52 thousand, respectively on the consolidated balance sheets. During the year December 31, 2022, the Company recognized a credit loss of $0.9 million related to the likelihood of realizing a contract asset.

Advent recognizes contract liabilities when the Company receives customer payments or has the unconditional right to receive consideration in advance of the performance obligations being satisfied on the Company’s contracts. The Company receives payments from customers based on the terms established in the contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2023, and 2022, The Company recognized contract liabilities of $2.0 million and $1.0 million, respectively, in the consolidated balance sheets. During the years ended December 31, 2023 and 2022, the Company recognized $0.4 million and $0.1 million in revenues.

Cost of revenues

Cost of revenues consists of consumables, raw materials, inventory provision, processing costs and direct labor costs associated with the assembly and manufacture of MEAs, membranes, fuel cell stacks and systems and electrodes. Advent recognizes cost of revenues in the period that revenues are recognized.

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

During the years ended December 31, 2023 and 2022, the Company recognized income for grants of $2.5 million and $1.5 million, respectively, in connection with amounts received for fuel cell research and development. As of December 31, 2023 and 2022, the Company had receivables from grant income of $0.6 million and $0.3 million, respectively, which is included within prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2023 and 2022, deferred income from grants in the consolidated balance sheets is $0.9 million and $0.9 million, respectively, and is split between current and non-current portion based on the estimated time of realization of eligible costs and expenses.

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

Advent Technologies A/S and The Energy Technology Development and Demonstration Program (“EUDP”)

In February 2019, Advent Technologies A/S entered into a Cooperation Agreement with EUDP, sponsored by the Danish Energy Agency, for the Cobra Drive projects. This purpose of this projects is to advance the reformed methanol fuel cell technology to a level where it can replace diesel engines in light commercial vehicles. Per the terms of the Cooperation Agreement, Advent Technologies A/S can be reimbursed up to 40% of the research and development costs incurred on component development for the mobility market. The agreement is in effect until January 2025, however, due to the bankruptcy of Advent Technologies A/S, the Company anticipates this agreement will be terminated.

During the years ended December 31, 2023 and 2022, the Company recognized $0.6 million and $0.4 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations. As of December 31, 2023 and 2022, the Company had receivables related to project of $0.2 million, included within prepaid expenses and other current assets in the consolidated balance sheets.

Advent Technologies S.A. and Helical Systems for Chiral Organic Light Emitting Diodes (“HEL4CHIROLED Project”)

In January 2020 Advent Technologies S.A became a partner in the European Union (“EU”) funded HEL4CHIROLED Project. The aim of the project is to improving organic light-emitting diodes (OLEDs) in Europe by training early-career researchers. The project aims to develop new thinking in OLED technologies, developing new material sets and approaches that take advantage of emerging technologies to improve the performance of displays based on OLEDs. Per the terms of the project, Advent Technologies S.A. was reimbursed for $0.2 million of research and development costs. The project ended in September 2023.

During the years ended December 31, 2023 and 2022, the Company recognized $92 thousand and $37 thousand respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2023 and 2022, the Company had receivables related to project of $52 thousand and nil , included within prepaid expenses and other current assets in the consolidated balance sheets.

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

During the year ended December 31, 2023 and 2022, the Company recognized nil and $0.1 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

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

During the years ended December 31, 2023 and 2022, the Company recognized $0.2 million and $0.5 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

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

During the years ended December 31, 2023 and 2022, the Company recognized $111 thousand and $29 thousand, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

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

During the years ended December 31, 2023 and 2022, the Company recognized $85 thousand and $51 thousand respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations. As of December 31, 2023 and 2022, $80 thousand and $112 thousand, respectively, was included as deferred income from grants, current on the consolidated balance sheets. As of December 31, 2023 and 2022, nil and $50 thousand, respectively, was included as deferred income from grants, non-current on the consolidated balance sheets.

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

During the years ended December 31, 2023 and 2022, the Company recognized $45 thousand and nil , respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations. As of December 31, 2023 and 2022, $10 thousand and nil , respectively, was included as receivable from grants in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2023 and 2022, nil and $35 thousand, respectively, was included as deferred income from grants, non-current on the consolidated balance sheets.

Advent Technologies S.A. and Liquid Fuel Electrochemical Generators Project (“Li.F.E. Project”)

In September 2022 Advent Technologies S.A became a partner in the European Union (“EU”) funded Li.F.E. Project. The aims of the project are to improve and validate the next generation liquid fuel electrochemical engine technology for power generation and mobility, especially marine, create partnerships with Tier-1 and original equipment manufacturers, lead the transition e-fuels for the transport sector and provide zero-emission vehicles through the most environmentally friendly fuel cell stacks. Per the terms of the project, Advent Technologies S.A. can be reimbursed up to $1.9 million or 70% of eligible of research and development costs. The project ends in April 2025.

During the year ended December 31, 2023 and 2022, the Company recognized $0.5 million and $0.2 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2023 and 2022, $0.1 million and $0.6 million was included within deferred income from grants, current on the consolidated balance sheet.

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

During the year ended December 31, 2023, the Company recognized $0.3 million, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2023, $39 thousand was included as receivable from grants in prepaid expenses and other current assets on the consolidated balance sheets.

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

During the year ended December 31, 2023, the Company recognized $24 thousand, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2023, $88 thousand, was included within deferred income from grants, current on the consolidated balance sheet. As of December 31, 2023, $15 thousand, was included within deferred income from grants, non-current on the consolidated balance sheet.

Advent Technologies S.A. and Recycling Critical Metals from Fuel Cells (“LYDIA Project”)

In January 2023 Advent Technologies S.A became a partner in the EIT RawMaterials GmbH (“EIT”) funded LYDIA project (co-funded by the European Union (“EU”)), which aims to commercialize low-cost components (30% lower to commercial) for hydrogen devices (fuel cell, electrolyzers) through recycling end of life membrane electrode assembly (MEAs) and extraction of platinum group metals (“PGMs”). Per the terms of the project, Advent Technologies S.A. can be reimbursed up to $0.3 million of eligible of research and development costs. The project ends in December 2025.

During the year ended December 31, 2023, the Company recognized $0.1 million, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2023, $42 thousand was included as receivable from grants in prepaid expenses and other current assets on the consolidated balance sheets.

Advent Technologies S.A. and Advanced MEAs ensuring high efficiency heavy duty vehicle (“MEAsureD Project”)

In January 2023 Advent Technologies S.A became a coordinator and partner in the European Union (“EU”) funded MEAsureD project, which targets to provide advanced, cost-effective proton exchange membranes (“PEM”) and stable electrodes for the membrane electrode assembly (MEA) at higher temperatures (>160 oC). Per the terms of the project, Advent Technologies S.A. can be reimbursed up to $0.8 million of eligible of research and development costs. The project ends in May 2026.

During the year ended December 31, 2023, the Company recognized $72 thousand, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2023, $0.3 million, was included within deferred income from grants, current on the consolidated balance sheet. As of December 31, 2023, $0.3 million, was included within deferred income from grants, non-current on the consolidated balance sheet.

Advent Technologies S.A. and promoting an environmentally-responsible hydrogen economy by enabling product environmental footprint studies (“HyPEF Project”)

In December 2023 Advent Technologies S.A became a partner in the European Union (“EU”) funded HyPEF project, which targets to support and promote the establishment of an environmentally-responsible hydrogen economy by developing and testing the first Product Environmental Footprint Category Rules (“PEFCRs”) specific to fuel cells and hydrogen (“FCH”) products, while paving the way for subsequent related initiatives in the FCH sector. Per the terms of the project, Advent Technologies S.A. can be reimbursed up to $0.1 million of eligible of research and development costs. The project ends in January 2027.

The project did not have any impact on consolidated financial statements for the years ended December 31, 2023.

Advent Technologies A/S - Fuel Cell Backup Power in the Indonesian Telecom Industry (“Equuleus (EKF Indonesia)”)

Advent Technologies A/S were granted funding by the Danish ‘Export and Investment Fund’ in late 2022, through an export program called ‘Green Accelerator’ where Danish companies can apply for seed-funding for sustainable export projects. Advent was granted funds to kickoff an export project in Indonesia, where the objective was to substitute diesel genset at upwards 800 state-owned telecom sites. To be considered for the tender, Advent’s SereneU fuel cell was obliged to comply with seismic directives that confirms its ability to operate during- and after earthquakes on 1 to 9 on the Richter Scale. The certifications of SereneU and the project kickoff, was successfully achieved during the defined timeframe and the project was completed at the beginning of 2024.

During the year ended December 31, 2023, the Company recognized $0.1 million, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2023, $0.2 million was included as receivable from grants in prepaid expenses and other current assets on the consolidated balance sheets.

Advent Technologies A/S - Recycling of reformed-methanol High Temperature PEM Fuel Cell components - boosting the green fuel value chain (“Re-HTPEM”)

Advent Technologies A/S were granted funding by the Danish ‘Innovation Fund’ at the end of 2022, through ‘Innovation Fund’s’ yearly returning program called ‘Grand Solutions’. The project is funding membrane and electrode activities, as well as analyzing and exploring the possibilities of recycling the platinum in MEA’s (Membrane Electrode Assembly). The project is a joint effort between the University of Southern Denmark, Aalborg University, and CriMaRec (Critical Material Recovery). The project commenced in June 2023, and was expected to continue to the end of August 2026, however, due to the bankruptcy of Advent Technologies A/S, the Company anticipates this agreement will be terminated.

During the year ended December 31, 2023, the Company recognized $0.1 million, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

Advent Technologies A/S – Deployable Green Power Solution (“Pegasus”)

Advent Technologies A/S obtained funding in the third quarter of 2023, to develop a substitute to diesel gensets for the construction industry and for cultural venues, e.g., concerts, festivals, etc. The objective of the project, is to develop a 45kVa carbon neutral generator, based on several SereneU modules, that will be integrated with batteries.

The project is part of a larger regional project called ‘CO2Vision’, who facilities several different project on behalf of the Danish State in the region of Northern Jutland. ‘CO2Vision’ and, thus, this project, is funded by ‘REACT-EU’ (‘Recovery assistance for cohesion and the territories of Europe’) that is a recovery assistance facility who supports projects that foster crisis-repair capacities and contribute to the green transition. ‘REACT-EU’ was formed as a response to the global pandemic: Coronavirus. Due to the bankruptcy of Advent Technologies A/S, the Company anticipates this agreement will be terminated.

During the year ended December 31, 2023, the Company recognized $0.1 million, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

Advent Technologies A/S – Methanol for the Ferry of Læsø

Advent Technologies A/S partnered with a consortium in 2022 to do a pre-study on retrofitting a ferry going from the mainland of Jutland in Denmark, to one of its islands; Læsø. The project was to demonstrate the feasibility of installing Advent’s fuel cells, along with methanol engines, as the propulsive power of the ferry. The ferry emits more than 3.5tons of CO2 a year, as well as extensive levels of NOx and SOx, consequently, the objective of this project was to demonstrate a route to reduce these emissions.

The project was funded by the European ‘Just Transition Fund’, this fund provides support to member states having identified the territories expected to be the most negatively impacted by the transition towards climate-neutrality. Due to the bankruptcy of Advent Technologies A/S, the Company anticipates this agreement will be terminated.

During the year ended December 31, 2023, the Company recognized nil , in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

Advertising, Marketing and Promotional Costs

Advertising marketing and promotional costs are expensed as incurred and are included as an element of administrative and selling expenses in the consolidated statement of operations. Advertising, marketing and promotional costs were $0.1 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

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

For the years ended December 31, 2023 and 2022, net income tax benefits (provisions) of $(0.7) million and $2.0 million, respectively, have been recorded in the consolidated statements of operations. The Company is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Employee Benefits

U.S. Retirement Savings Plan

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Subsequent to the Business Combination, the Company made matching contributions equal to 100% of the participant’s pre-tax contribution up to a maximum of 5% of the participant’s eligible earnings for U.S employees. Total expense related to the Company’s defined contribution plan was $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the year ended December 31, 2023, and 2022, the Company recognized $26 thousand and $13 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. During the year ended December 31, 2023, the Company fully reserved the Bond Loan as an expected credit loss. The Company did not recognize any unrealized gain / (loss) on the Bond Loan for the year ended December 31, 2022.

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

Warrant Liability

As a result of the Business Combination, the Company assumed a warrant liability (the “Warrant Liability”) related to previously issued 131,343 warrants, each exercisable to purchase one share of common stock at an exercise price of $345.00 per share, originally sold to AMCI Sponsor LLC (the “Sponsor”) in a private placement consummated in connection with AMCI’s initial public offering (the “Private Placement Warrants”) and the 13,333 warrants, each exercisable to purchase one share of common stock at an exercise price of $345.00 per share, converted from the Sponsor’s non-interest bearing loan to the Company of $0.4 million in connection with the closing of the Business Combination (the “Working Capital Warrants”) (Note 14). The Private Placement Warrants and the Working Capital Warrants have substantially the same terms as the 734,309 warrants, each exercisable to purchase one share of common stock at an exercise price of $345.00 per share, issued by AMCI in its initial public offering (the “Public Warrants”). As of December 31, 2023, the Company had an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants outstanding.

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

	As of December 31, 2023
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$0	$0
	$0	$0

Liabilities
Warrant liability	$59	$59
	$59	$59

	As of December 31, 2022
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$320	$320
	$320	$320

Liabilities
Warrant liability	$998	$998
	$998	$998

The carrying amounts of the Company’s remaining financial instruments reflected on the consolidated balance sheets and which consist of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, and other current liabilities, approximate their respective fair values due to their short-term nature.

Changes in the fair value of Level 3 assets and liabilities for the years ended December 31, 2023 and 2022 were as follows:

Available for Sale Financial Asset
(Amounts in thousands)	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Estimated fair value (beginning of period)	$320	$-
Estimated fair value of available for sale financial asset acquired	-	311
Foreign exchange fluctuations	-	9
Change in estimated fair value	(320)	-
Estimated fair value (end of period)	$0	$320

Warrant Liability
(Amounts in thousands)	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Estimated fair value (beginning of period)	$998	$10,373
Estimated fair value of warrant issuance	-	-
Change in estimated fair value	(394)	(9,375)
Reclassification of private placement warrants	(545)	-
Estimated fair value (end of period)	$59	$998

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

The following tables provide quantitative information regarding Level 3 fair value measurement inputs as of their measurement date December 31, 2023:

Available for Sale Financial Asset
Interest Rate	8.00%
Discount Rate	8.00%
Remaining term (in years)	1.40

Warrant Liability
Stock price	$6.60
Exercise price (strike price)	$345.00
Risk-free interest rate	4.12%
Volatility	149.6%
Remaining term (in years)	2.09

The Company performs routine procedures such as comparing prices obtained from independent source to ensure that appropriate fair values are recorded.

Concentration of Risk

i)	Credit risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Our cash balances are primarily invested in money market funds or on deposits at high credit quality financial institutions.

As of December 31, 2023 and 2022, the Company had two (2) major customers that represented more than 10% of our accounts receivable balance.

During the year ended December 31, 2023, the Company had three customers that represented more than 10% of its revenues. During the year ended December 31, 2022, the Company had three (2) major customers that each represented more than 10% of its revenues, on an individual basis, and together represented approximately $3.3 million or 42% of its total revenues.

ii)	Supply risk

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the year ended December 31, 2023, the Company had one supplier who accounted for more than 10% of its total purchases. During the year ended December 31, 2022, the Company had no supplier who accounted for more than 10% of its total purchases.

Recent Accounting pronouncements

Recently issued accounting pronouncements adopted during the year:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, amends the requirement on the measurement and recognition of expected credit losses for financial assets held. Furthermore, amendments, ASU 2019-10 and ASU 2019-11 provided additional clarification for implementing ASU 2016-13. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company adopted the standard on January 1, 2023 and included the related disclosures in the consolidated financial statements.

Recently issued accounting pronouncements not yet adopted:

On December 14, the FASB issued, ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes and is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently in the process of evaluating the effect of this guidance on its financial statements.

3. Related party disclosures

Balances with related parties

There were no outstanding balances with related parties as of December 31, 2023 and December 31, 2022.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

4. Accounts receivable, net

Accounts receivable consist of the following:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Accounts receivable from third party customers	$552	$1,295
Less: Allowance for credit losses	(361)	(316)
Accounts receivable, net	$191	$979

For the years ended December 31, 2023 and 2022, changes in the allowance for credit losses were as follows:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Balance at beginning of year	$(316)	$(411)
Additions	(119)	(247)
Income from unused provisions	40	316
Utilized provisions during the year	40	-
Foreign exchange fluctuations	(6)	26
Balance at end of year	$(361)	$(316)

5. Inventories

Inventories consist of the following:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Raw materials and supplies	$9,461	$7,518
Work-in-process	223	547
Finished goods	5,275	4,787
Total	$14,959	$12,852
Provision for inventory	(12,252)	(232)
Total	$2,707	$12,620

The changes in the provision for inventory is as follows:

(Amounts in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance at beginning of year	$(232)	$(48)
Additions	(12,212)	(204)
Foreign exchange fluctuations	192	20
Balance at end of year	$(12,252)	$(232)

Additions to provision for inventory includes provision for slow moving inventory at various locations, considering Company's high uncertainty over realization of inventory in future sales projects or in research and development projects and provision for reducing the carrying value of inventory to net realizable values.

6. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Prepaid insurance expenses	$155	$263
Prepaid research expenses	36	212
Prepaid rent expenses	-	32
Other prepaid expenses	958	181
Total	$1,149	$688

Prepaid insurance expenses as of December 31, 2023 and 2022 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of December 31, 2023 and 2022 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 18.

Other prepaid expenses as of December 31, 2023 and 2022 mainly include prepayments for professional fees and purchases, which also include costs to fulfill a contract with customers which are expected to be recognized within 2024, upon delivery of services to these customers.

Other current assets are analyzed as follows:

(Amounts in thousands)	December 31, 2023	December 31, 2022
VAT receivable	$273	$530
Withholding tax	20	839
Grant receivable	570	265
Purchases under receipt	1	83
Guarantees	9	38
Other receivables	152	524
Accrued interest income	-	13
Accrued sublease income	80	-
Total	$1,105	$2,292

Withholding tax as of December 31, 2023, and 2022 mainly relate to outstanding research and development tax benefits from Advent A/S. During the year ended December 31, 2023, those benefits were written off as not expected to be realized.

Grant receivable as of December 31, 2023 and 2022 relate to accrued income from grants as disclosed in Note 2.

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

The Company performed a qualitative analysis for quarter ended June 30, 2023 and determined that triggering events for two of the Company’s reporting units, UltraCell and SerEnergy / FES, had occurred which would require testing goodwill and long-lived assets, including definite-lived intangibles, for impairment.

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

UltraCell Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company is phasing out use of the UltraCell trade name and therefore recognized an impairment charge of $0.4 million during the period. The Patented Technology was valued with the multi-period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 17.7% from 11.6% at the time of the acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was less than the current carrying value and therefore recognized an impairment charge of $3.3 million during the period. The Company determined that the fair value of the reporting unit utilizing the updated forecast was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $0.6 million during the year.

SerEnergy and FES Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog in conjunction with the SerEnergy and FES acquisition. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. All other finite-lived intangible assets related to the SerEnergy and FES acquisition were previously fully amortized or impaired. The Company determined that the fair value of the reporting unit was $13.6 million utilizing the updated forecast, which was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $5.1 million during the year.

During the fourth quarter of 2023, the Company fully impaired IPR&D given it is unlikely to recognize a future benefit from the intangible asset.

As of December 31, 2023, the Company fully impaired goodwill:

(Amounts in thousands)	Gross Carrying Amount	Cumulative Impairment	Net Carrying Amount
Goodwill on acquisition of UltraCell	$631	$(631)	$-
Goodwill on acquisition of SerEnergy and FES	29,399	(29,399)	-
Total goodwill	$30,030	$(30,030)	$-

Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of December 31, 2023 and 2022 is as follows:

	As of December 31, 2023
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$(406)	$-
Total indefinite-lived intangible assets	$406	$-	$(406)	$-
Finite-lived intangible assets:
Patents	21,221	(3,247)	(17,974)	-
Process know-how (IPR&D)	2,612	(1,017)	(1,595)	-
Order backlog	266	(266)	-	-
Software	233	(154)	-	79
Total finite-lived intangible assets	$24,332	$(4,684)	$(19,569)	$79
Total intangible assets	$24,738	$(4,684)	$(19,975)	$79

	As of December 31, 2022
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$-	$406
Total indefinite-lived intangible assets	$406	$-	$-	$406
Finite-lived intangible assets:
Patents	21,221	(3,068)	(14,634)	3,519
Process know-how (IPR&D)	2,612	(582)	-	2,030
Order backlog	266	(266)	-	-
Software	233	(126)	-	107
Total finite-lived intangible assets	$24,332	$(4,042)	$(14,634)	$5,656
Total intangible assets	$24,738	$(4,042)	$(14,634)	$6,062

The Company did not record any additions to indefinite-lived intangible assets in the year ended December 31, 2023. In the year ended December 31, 2022, the Company recorded indefinite-lived intangible assets of $0.4 million related to the trade name UltraCell.

During the year ended December 31, 2023, the Company recorded $0.2 million of amortizing intangible assets related to software. The amortizing intangible assets consist of patents, process know-how (IPR&D), and software which are amortized over 10 years, 6 years, and 5 years respectively. The amortization expense for the intangible assets for the years ended December 31, 2023 and 2022 was $0.6 million and $2.8 million, respectively.

All remaining intangible assets, other than software, from the UltraCell and SerEnergy and FES acquisitions were impaired during the year ended December 31, 2023.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of December 31, 2023 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2024	$30
2025	30
2026	18
2027	1
2028	-
Thereafter	-
Total	$79

8. Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Land, Buildings & Leasehold Improvements	$14,475	$1,977
Machinery	14,308	8,155
Equipment	4,785	4,687
Assets under construction	-	10,436
	$33,568	$25,255
Less: accumulated depreciation	(9,635)	(7,317)
Less: impairment	(2,384)	-
Total	$21,549	$17,938

During the year ended December 31, 2023, additions to property, plant and equipment of $9.1 million, primarily consisted of machines and assets under construction related to the Hood Park facility. Additionally, on April 27, 2023, the Company entered into an agreement with ETTEL S.A. to purchase land in Kozani, Greece in the amount of €0.8 million. During the year ended December 31, 2022, additions to property, plant and equipment of $10.4 million primarily consisted of assets under construction related to the Hood Park facility.

On June 29, 2024, in an effort to reduce costs, the Company decided to abandon the facility at Hood Park and was able to find a new tenant to occupy the space. The Company and the landlord agreed to accelerate the expiration of the lease to occur on June 30, 2024. The Company had a letter of credit in the amount of $750 thousand in favor of the landlord and that letter of the credit was released to the landlord in satisfaction of any claims against the Company. As of December 31, 2023, the Company had $10.4 million of leasehold improvements and $0.5 million of furniture that will be forfeited as part of the exit of Hood Park.

On May 7, 2024, the Company entered into an agreement to sell some of its coating machines (part of its property, plant and equipment) from the Hood Park facility for $0.9 million resulting in a loss of $2.4 million. On May 8, 2024, the Company received an initial deposit of $0.3 million and the remaining $0.6 million in July 2024. The remaining machinery and equipment from Hood Park has been relocated and is planned for use at the Company’s other locations.

As of December 31, 2022, assets under construction mainly relate to the design and construction of Company’s leased premises at Hood Park in Charlestown, MA. Completed assets are transferred to their respective asset classes, and depreciation begins when an asset is ready for its intended use. During the year ended December 31, 2023, the Company transferred $11.5 million of assets under construction to land, buildings and leasehold improvements.

Depreciation expense during the years ended December 31, 2023 and 2022 was $3.0 million and $1.5 million respectively.

During the three months ended June 30, 2023, the Company decided to consolidate certain of its German operations with its operations in Denmark and Greece. In July 2023, the Company initiated the process to communicate its plan to affected employees in Germany and to relocate certain equipment to either Denmark or Greece. As part of this consolidation, the Company anticipated it would dispose of equipment below its current carrying value, resulting in an impairment charge of $0.3 million during the second quarter of 2023. The affected employees continued to provide service through their termination dates, and as a result, the Company did not incur material severance charges.

The Company proceeded with the recognition of an impairment charge over the outstanding carrying value of the machinery and other equipment of Advent Technologies A/S, amounting to $2.1 million for the year ended December 31, 2023, considering that the machinery and other equipment will not be used for production due to the significant delay in the realization of existing or future projects.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

9. Other non-current assets

Other non-current assets as of December 31, 2023 are mostly comprised of guarantees to suppliers of $0.3 million.

Other non-current assets as of December 31, 2022 are mostly comprised of advances to suppliers for the acquisition of fixed assets of $4.9 million.

10. Trade and other payables:

Trade and other payables include balances of suppliers and consulting service providers.

11. Other current liabilities

As of December 31, 2023 and 2022, other current liabilities consist of the following:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Accrued expenses(1)	$831	$1,522
Other short-term payables(2)	262	2,260
Taxes and duties payable	257	285
Provision for unused vacation	248	300
Accrued provision for warranties, current portion (Note 16)	228	213
Social security funds	81	88
Overtime provision	9	35
Total	$1,916	$4,703

(1)	Accrued expenses are analyzed as follows:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Accrued construction fees	$-	$476
Accrued expenses for legal and consulting fees	219	159
Accrued payroll fees	139	142
Other accrued expenses	473	745
Total	$831	$1,522

Accrued construction fees as of December 31, 2022, relate to accrued fees for the design and construction of the Company’s leased workspace at Hood Park in Charlestown, MA which was completed and placed into operation during the year ended December 31, 2023. Other accrued expenses mainly consist of accrual of staff expenses and audit fees.

(2)	Other short-term payables as of December 31, 2022 include an amount of $2.0 million, which is payable to F.E.R. fischer Edelstahlrohre GmbH to complete the acquisition of SerEnergy and FES and was paid in June 2023.

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

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $0.5 million. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $0.1 million which is included in Other non-current assets on the consolidated balance sheet as of December 31, 2023 and December 31, 2022.

On January 9, 2023, the Company entered into a sublease agreement by and among the Company, in its capacity as sublandlord, BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord, and Hughes Boston, Inc. (“Hughes”), in its capacity as subtenant. The sublease provides for the rental by Hughes of office space at 200 Clarendon Street, Boston, MA 02116. Under the terms of the sublease, Hughes subleases 6,041 square feet at an initial fixed annual rent of $0.6 million and will increase 3.0% on each anniversary of the sublease commencement date. The term of the sublease is through March 2026 (unless terminated as provided in the sublease) and the sublease commencement date was February 1, 2023. During the year ended December 31, 2023, the Company recognized $0.5 million, respectively, in rent income which is included as sublease income in the consolidated statement of operations.

Additionally, the Company’s subsidiaries, Advent Technologies S.A., UltraCell LLC, Advent Technologies A/S and Advent Green Energy Philippines, Inc., have in place rental agreements for the lease of office and factory spaces.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease has a term of eight years and five months, with an option to extend for five years, and commenced in October 2022. The Company is obliged to provide security in the form of a security deposit in the amount of $0.8 million before commencement of the lease. In June 2024, the Company agreed with the landlord to terminate the lease. See Note 24. Subsequent Events.

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

On October 14, 2023, the Company through its wholly-owned subsidiary, FES, in its capacity as lessee, agreed to modify the term of its lease agreement with fischer group SE &Co, KG, in its capacity as lessor. The lease term was modified to end on or before January 1, 2024, with rental payments of €7,768 plus VAT to end on November 1, 2023, resulting in the write-off of right of use assets and operating lease liabilities of $248 thousand for the year ended December 31, 2023.

Rental expense for all operating leases was $1.8 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, rental expense for short-term leases was $0.3 million and $0.2 million, respectively.

As of December 31, 2023 and 2022, the right of use assets, net associated with operating leases was $3.2 million and $4.1 million, respectively.

Other information related to the operating leases are presented in the following table:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Cash payments (in thousands)	$2,139	$1,605
Weighted average remaining lease term (years)	6.04	6.70
Weighted average discount rate	7.2%	7.1%

As of December 31, 2023, undiscounted maturities of operating lease liabilities are as follows (amounts in thousands):

Operating Leases
Fiscal Year Ended December 31,
2024	$2,258
2025	2,247
2026	1,885
2027	1,705
2028	1,751
Thereafter	3,184
Total undiscounted lease payments	$13,030
Less: imputed interest	(2,614)
Total discounted lease payments	$10,416
Less: current portion	(2,186)
Long-term lease liabilities	$8,230

13. Private Placement Warrants and Working Capital Warrants

In connection with the Business Combination, the Company assumed 131,343 Private Placement Warrants issued upon AMCI’s initial public offering. In addition, upon the closing of the Business Combination, the working capital loan provided by AMCI’s Sponsor to AMCI was converted into 13,333 Working Capital Warrants, which were also assumed. The terms of the Working Capital Warrants are the same as those of the Private Placement Warrants.

As of December 31, 2023 and 2022, the Company had an aggregate of 65,671 and 144,676 Private Placement Warrants and Working Capital Warrants outstanding, respectively. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of December 31, 2023, an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

14. Employee benefits

Employee Tax-Deferred Savings Plans

The Company offers a 401(k) savings plan (the “401(k) Plan”) to all full-time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the IRS. Employee contributions are fully vested when made. Under the 401(k) Plan, there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions of 5% under the 401(k) Plan aggregated $0.2 and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, the defined benefit obligation presented in the consolidated balance sheets was $0.1 million and $0.1 million, respectively.

The changes in the defined benefit obligation for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Liability at beginning of year	$72	$90
Interest cost	2	1
Service cost	22	26
Actuarial (gains) / losses	(15)	(40)
Foreign exchange fluctuations	2	(5)
Liability at end of year	$83	$72

For the years ended December 31, 2023 and 2022, the amounts included in the consolidated statements of operations and in the consolidated statements of comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Amounts included on the consolidated statements of operations:
Interest cost	$2	$1
Service cost	22	26
Total	$24	$27

	Years Ended December 31,
	2023	2022
Amounts included on the consolidated statements of comprehensive income (loss):
Actuarial (gains) / losses	$(15)	$(40)
Total	$(15)	$(40)

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

The principal actuarial assumptions used are:

	Valuation Date
Financial Assumptions	December 31, 2023	December 31, 2022
Discount rate	3.08%	2.90%
Future salary increases	2.40%	2.40%
Inflation	2.10%	2.20%

Valuation Date
Demographic Assumptions	December 31, 2023	December 31, 2022
Mortality(1)	EVK 2000 (male and female)
Disability(1)	50% EVK 2000
Retirement age limits(2)	As defined by the Greek main insurance institution for each employee.
Turnover(3)	0.00%

(1)	Mortality Table: The mortality rate of employees is defined according to EVK 2000 (male and female), which is widely accepted as unbiased.
(2)	Turnover Rates: For the purposes of the actuarial study, the turnover rate was estimated based on the Company’s historical data, estimated future development and long-term economic trends.
(3)	Retirement ages are those provided by primary Greek insurance carrier and depend mainly on sex, class of worker, having incorporated the latest additions to the age limits of Greek Laws 4093/2012 and 4336/2015.

Sensitivity Analysis

The sensitivity analysis of defined benefit obligation against changes in principal assumptions is as follows:

	Effect on liability in financial year 2023
	Change in assumption by	Increase in assumption	Decrease in assumption
Discount rate	0.50%	-9%	+10%
Annual salary increase	0.50%	+6%	-8%

15. Other long-term liabilities

Other long-term liabilities as of December 31, 2023 and 2022 mainly include an amount of $0.7 million and $0.8 million, respectively, being the non-current portion of a total accrued warranty reserve of $0.9 million and $1.0 million, respectively. The Company accrues a warranty reserve of 8% of the sale price of the fuel cells sold, typically for 2 years. Warranty reserve is released when repairs or replacements are carried out in relation to items under warranties or when the warranty period for the fuel cell expires. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Other current liabilities (Note 12), while the remaining balance is included within Other long-term liabilities on the consolidated balance sheets.

16. Stockholders’ Equity / (Deficit)

Shares Authorized

As of December 31, 2023, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

On April 29, 2022, 322 shares of common stock were issued in connection with the Company’s 2021 Equity Incentive Plan (the “Plan”).

On May 5, 2022, 11,632 shares of common stock were issued in connection with the Plan.

On June 13, 2022, 322 shares of common stock were issued in connection with the Plan.

On June 29, 2022, 322 shares of common stock were issued in connection with the Plan.

On August 26, 2022, 1,045 shares of common stock were issued in connection with the Plan.

On September 2, 2022, 1,829 shares of common stock were issued in connection with the Plan.

On February 6, 2023, 2,958 shares of common stock were issued in connection with the Plan.

On February 8, 2023, 13,448 shares of common stock were issued in connection with the Plan.

On March 23, 2023, 1,687 shares of common stock were issued in connection with the Plan.

On March 24, 2023, 38 shares of common stock were issued in connection with the Plan.

On June 12, 2023, 4,301 shares of common stock were issued in connection with the Plan.

On July 7, 2023, 2,151 shares of common stock were issued in connection with the Plan.

On July 26, 2023, 1,875 shares of common stock were issued in connection with the Plan.

On September 8, 2023, 5,200 shares of common stock were issued in connection with the Plan.

On October 12, 2023, 226 shares of common stock were issued in connection with the Plan.

From April 12, 2023 through September 12, 2023, 314,696 shares of common stock were issued in connection with the Purchase Agreement with Lincoln Park.

From October 25, 2023 through December 26, 2023, 176,323 shares of common stock were issued in connection with the At the Market Offering with H.C. Wainwright & Co., LLC.

On December 27, 2023, 333,333 shares of common stock were issued in a Registered Direct Offering.

As of December 31, 2023 and December 31, 2022, there were 2,580,159 and 1,723,924 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

Reverse Stock Split

On April 29, 2024 and April 30, 2024, our stockholders and Board, respectively, approved a reverse stock split of our Common Stock, at a ratio of 1-for-30 (the “Reverse Stock Split”), as of the Effective Date. The Effective Date of the Reverse Stock Split with the Secretary of the Commonwealth of Massachusetts was 5:00 p.m. on May 13, 2024 and May 14, 2024 in the marketplace.

On the Effective Date, the total number of shares of our Common Stock held by each shareholder was converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such shareholder immediately prior to the Reverse Stock Split, divided by (ii) 30.

No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to a fractional share received a proportional cash payment. The Reverse Stock Split did not have any effect on the stated par value of the Company’s Common Stock. The rights and privileges of the holders of shares of Common Stock will be unaffected by the Reverse Stock Split.

The Company is authorized to issue 501,000,000 shares of Common Stock and that number did not change as a result of the Reverse Stock Split.

The consolidated financial statements and footnote disclosures have been updated to reflect the retrospective effect of the reverse stock split for all periods presented.

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

Under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 6,667 shares of its Common Stock on such business day (or the purchase date) (a “Regular Purchase”), provided that the closing sale price of the Company’s Common Stock on the Nasdaq Stock Market (“Nasdaq”) on the applicable purchase date is not below $15.00 and subject to other adjustments. A Regular Purchase may be increased to up to (i) 8,333 shares if the closing sale price of the Company’s Common Stock on Nasdaq is not below $45.00 on the applicable purchase date; (ii) 10,000 shares if the closing sale price of the Company’s Common Stock on Nasdaq is not below $90.00 on the applicable purchase date; and (iii) 13,333 shares if the closing sale price of the Company’s common stock on Nasdaq is not below $150.00 on the applicable purchase date. The Company may direct Lincoln Park to purchase shares in Regular Purchases multiple times on the same business day, provided the Company has not failed to deliver Purchase Shares for the most recent prior Regular Purchase.

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

Upon the execution of the Purchase Agreement, the Company issued 21,186 shares of Common Stock to Lincoln Park as consideration for its commitment to purchase shares of the Company’s Common Stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s Common Stock.

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of Common Stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has immaterial value as of December 31, 2023.

The Company incurred costs of approximately $0.9 million related to the execution of the Purchase Agreement. Of the total costs incurred, approximately $0.6 million was paid in Common Stock to Lincoln Park as a commitment fee and $0.03 million to reimburse Lincoln Park for expenses. These transaction costs were included in other income / (expenses), net in the consolidated statement of operations. Approximately $0.2 million was incurred for legal fees, which were included in administrative and selling expenses on the consolidated statement of operations.

During the year ended December 31, 2023, the Company issued and sold an aggregate of 293,509 shares pursuant to the Purchase Agreement and received net proceeds of $5.5 million. During the year ended December 31, 2023, the Company incurred approximately $0.3 million of expenses, related to the discount on the issuance of common stock to Lincoln Park, which is included in other income / (expenses), net in the consolidated statement of operations.

As the Company’s common stock price is below $15.00 per share, the Company is unable to utilize the facility.

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

Sales of the Shares, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market equity offerings” as defined in Rule 415 under the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at prevailing market prices at the time of sale or as otherwise agreed with the Agent. The Company has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Shares under the Agreement and may at any time suspend offers under the Agreement or terminate the Agreement. The ATM Offering will terminate upon the termination of the ATM Agreement as permitted therein. The Shares will be issued pursuant to the Company’s previously filed Registration Statement on Form S-3 (File No. 333-271389) that was declared effective on May 2, 2023, and a prospectus supplement and accompanying prospectus relating to the ATM Offering filed with the SEC on June 2, 2023.

Deferred offering costs associated with the ATM Agreement are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the ATM Agreement. Any remaining deferred costs will be expensed to the statements of operations should the planned offering be terminated.

During the year ended December 31, 2023, the Company issued and sold an aggregate of 176,323 shares of common stock under the ATM Offering.

Registered Direct Offering and Engagement Letter with Joseph Gunnar & Co., LLC

On December 22, 2023, the Company entered into a Securities Purchase Agreement (the “Gunnar Purchase Agreement”) with those certain purchasers named therein (the “Purchasers”) pursuant to which the Company agreed to issue and sell, in a public offering, directly to the Purchasers (the “Registered Direct Offering”), 333,333 shares of common stock. The purchase price per share of Common Stock was $6.00, resulting in gross proceeds of $2,000,000 and net proceeds of approximately $1.8 million, after deducting estimated expenses payable by the Company associated with the Registered Direct Offering.

On December 22, 2023, the Company entered into an engagement letter with Gunnar, pursuant to which Gunnar agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the Registered Direct Offering. The Company paid Gunnar an aggregate cash fee equal to 9.0% of the gross proceeds of the Registered Direct Offering, and agreed to reimburse Gunnar up to a total of $25,000 for actual fees and expenses of legal counsel and other out-of-pocket expenses.

Public Warrants

In connection with the Business Combination, the Company assumed the Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2023, the Company had 735,069 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 760 shares at $345.00 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 760 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. Following these exercises, as of December 31, 2023, the Company’s Public Warrants amounted to 813,314.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

–	in whole and not in part;

–	at a price of $0.01 per warrant;

–	upon not less than 30 days’ prior written notice of redemption;

–	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $540 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

–	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

Stock-Based Compensation Plans

2021 Equity Incentive Plan

The Company’s Board of Directors and shareholders previously approved the Plan to reward certain employees and directors of the Company. The Plan has been established to advance the interests of the Company by providing for the grant to Participants of Stock and Stock-based Awards. The maximum number of shares of common stock that may be delivered in satisfaction of Awards under the Plan is 230,530 shares.

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. The Company did not grant Stock Options during the year ended December 31, 2023.

The Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $3.3 million and $3.5 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2023:

	Number of options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value(1)
Unvested as of December 31, 2022	89,439	$232.50	$125.40
Granted	-	-	-
Vested	(26,193)	$229.50	$129.90
Forfeited	(5,352)	$113.70	$113.70
Unvested as of December 31, 2023	57,894	$214.20	$124.20	1.27 years	$-

(1)	The aggregate intrinsic value is calculated as the difference between the closing market price of $6.60 per share of the Company’s common stock on December 29, 2023 and the exercise price, times the number of stock options where the closing stock price is greater than the exercise price that would have been received by the option holders had all option holders exercised their options on that date.

As of December 31, 2023, there was $4.5 million of unrecognized compensation cost related to unvested stock options. This amount is expected to be recognized over the remaining vesting period of stock options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $6.6 million and $6.9 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statement of operations for the years ended December 31, 2023 and 2022, respectively. The Company also has a policy of accounting for forfeitures when they occur.

Restricted Stock Units have been granted during the year ended December 31, 2023 as follows:

	Number of Shares	Grant Date Fair Value
Granted on May 1, 2023	3,333	$22.20
Granted on June 29, 2023	6,667	$18.00
Total restricted stock units granted in 2023	10,000

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value(1)
Unvested as of December 31, 2022	95,917	$220.20
Granted	10,000	$19.50
Vested	(32,645)	$207.00
Forfeited	(5,378)	$180.90
Unvested as of December 31, 2023	67,894	$200.1	1.32 years	$448,103

(1)	The aggregate intrinsic value is calculated based on the fair value of $6.60 per share of the Company’s common stock on December 29, 2023 due to the fact that the restricted stock units carry a $0 purchase price.

As of December 31, 2023, there was $8.3 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is defined as other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive loss were as follows:

(Amounts in thousands)	Accumulated Foreign Currency Translation Adjustments	Accumulated Actuarial Gains / (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2021	$(1,217)	$(56)	$(1,273)
Other comprehensive (loss)	(1,370)	39	(1,331)
Balance as of December 31, 2022	$(2,587)	$(17)	$(2,604)
Other comprehensive (loss)	255	15	270
Balance as of December 31, 2023	$(2,332)	$(2)	$(2,334)

17. Revenue

Revenue is analyzed as follows:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Sales of goods	$4,241	$6,387
Sales of services	618	1,450
Total revenue from contracts with customers	$4,859	$7,837

The timing of revenue recognition is analyzed as follows:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Timing of revenue recognition
Revenue recognized at a point in time	$4,241	$7,578
Revenue recognized over time	618	259
Total revenue from contracts with customers	$4,859	$7,837

As of December 31, 2023 and 2022, Advent recognized contract assets of $21 thousand and $52 thousand, respectively, on the consolidated balance sheets.

As of December 31, 2023 and 2022, Advent recognized contract liabilities of $2.0 million and $1.0 million, respectively, in the consolidated balance sheets. During the years ended December 31, 2023 and 2022, the Company recognized the amount of $0.4 million and $0.1 million in revenues.

18. Collaborative Arrangements

Cooperative Research and Development Agreement

In August 2020, the Company entered into a Cooperative Research and Development Agreement (“CRADA”) with Triad National Security, LLC (“TRIAD”), Alliance for Sustainable Energy LLC (“ASE”), and Brookhaven Science Associates (“BSA”). The purpose of this project is to build a fuel cell prototype that moves this technology closer to commercial readiness which was sanctioned by the Los Alamos National Laboratory and the National Renewable Energy Laboratory. The Government’s estimated total contribution, which is provided through TRIAD’s, ASE’s, and BSA’s respective contracts with the Department of Energy is $1.2 million, subject to available funding. As a part of the CRADA, the Company is required to contribute $1.2 million in cash and $0.6 million of in-kind contributions, such as personnel salaries. The cash payments are capitalized and amortized on a straight-line basis over the life of the contract. In-kind contributions are expensed as incurred. To date, the Company has not recognized any revenue from the CRADA. In December 2022, the term of the agreement was extended until March 3, 2024. In January 2024, the term of the agreement was extended until September 3, 2024.

Expenses from Collaborative Arrangements

For the years ended December 31, 2023 and 2022 an amount of $1.6 million and $1.4 million, respectively, has been recognized in research and development expenses line on the consolidated statements of operations.

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

The Company fully reserved the Bond Loan as of December 31, 2023.

20. Income Taxes

The components of loss before income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Domestic	$(35,233)	$(18,198)
Foreign	(35,445)	(58,109)
Total loss before income taxes	$(70,678)	$(76,307)

The components of income tax provision (benefit) for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Federal:
Current	$(52)	$-
Deferred	-	-
Total federal income tax (benefit) provision	(52)	-
State:
Current	(30)	-
Deferred	-	-
Total state income tax (benefit) provision	(30)	-
International (Non-US):
Current	801	(728)
Deferred	-	(1,242)
Total international income tax (benefit) provision	801	(1,970)
Total income tax (benefit) provision	$719	$(1,970)

Income tax (benefit) provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate of 21% for the years ended December 31, 2023 and 2022 due to the following items:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
Current tax at U.S. statutory rate	$(14,842)	$(16,024)
Effect of state tax	(1,133)	(946)
Effect of valuation allowance	20,443	10,255
Warranty Liability	(83)	(1,969)
Effect of non-US income tax rates	(6,801)	(3,402)
Impairment	1,718	6,904
Stock compensation	1,677	2,159
Other, net	(260)	1,053
Total income tax (benefit) provision	$719	$(1,970)

Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates in effect. The principal components of Company’s deferred tax assets (liabilities) as of December 31, 2023, and 2022 include the following:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Net operating loss carryforwards	$36,443	$20,186
Reserves and accruals	1,128	13
Stock compensation	1,423	1,199
Lease Liability	2,524	3,306
Sec 174 Cap	1,823	887
Intangibles	1,073	-
Other	1,255	295
Total deferred tax assets before valuation allowance	$45,669	$25,886
Less: Valuation Allowance	(42,458)	(21,998)
Total deferred tax assets, net of valuation allowance	$3,211	$3,888

Deferred Tax Liabilities:
Fixed assets	(300)	(199)
Lease ROA	(2,911)	(3,268)
Intangibles	-	(383)
Other	-	(38)
Total deferred tax liabilities	$(3,211)	$(3,888)
Net deferred tax assets/(liabilities)	$-	$-

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company provides a valuation allowance to offset deferred tax assets for net operating losses incurred during the year and for other deferred tax assets where, in the Company’s opinion, it is more likely than not that the financial statement benefit of these losses will not be realized. The Company’s valuation allowance increased by approximately $20.5 million during the year ended December 31, 2023 mainly due to net operating losses generated during the period.

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of $64.9 million and $56.8 million, respectively, which may be used to offset future taxable income, if any. As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $46.9 million and $43.7 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state net operating loss carryforwards begin to expire in 2033 and the U.S. federal net operating losses generated in 2018- 2022 can be carried forward indefinitely. As of December 31, 2023, the Company had U.S. federal and state credit carryforwards of $0.7 million and $0.3 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state credit carryforwards begin to expire in 2043. The Company’s ability to utilize these net operating loss carryforwards and tax credit carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382 and 383. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

The Company also has net operating loss carryforwards in Greece of approximately $11.4 million that begin to expire in 2026, in Denmark of approximately $34.7 million that can be carried forward indefinitely, in Germany of approximately $24.0 million that can be carried forward indefinitely, and in Philippines of approximately $0.7 million that begin to expire in 2025.

The Company’s policy is to classify interest and penalties, if any, as components of the income tax provision in the consolidated statement of operations. The Company has not recorded any interest or penalty in the consolidated statement of operations for the years ended December 31, 2023 and 2022. The Company considers many factors when evaluating and estimating its tax positions and the impact on income tax expense, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will significantly increase or decrease within the next twelve months. However, based on the uncertainties associated with finalizing audits with the relevant tax authorities including formal legal proceedings, it is not possible to reasonably estimate the impact of any such change. The provision for unaudited tax years as of December 31, 2023 and December 31, 2022 amounted to approximately $0.2 million, relating to possible tax liabilities which may arise from potential future examination for the tax years 2017, 2018 and 2019 by the Greek Independent Tax Authority.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The material jurisdictions in which the Company is subject to potential examination include the United States, Denmark, Germany, Greece, and the Philippines. As of December 31, 2022, the Company is no longer subject to examinations by tax authorities for years before 2019 in the U.S., Denmark, and the Philippines. The Company’s 2018 and subsequent tax years remain open to examination by the German Federal Central Tax Office and the Company’s 2017 and subsequent tax years remain open to examination by the Greek Independent Authority for Public Revenue. Carryforward attributes that were generated prior to tax years mentioned may still be adjusted upon examination by certain jurisdiction tax authorities if they either have been, or will be, utilized in a future period.

The Company’s foreign subsidiaries have incurred losses since inception and the Company has no undistributed earnings as of December 31, 2023.

21. Segment Reporting and Information about Geographical Areas

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(Amounts in thousands)	2023	2022
North America	$1,268	$4,509
Europe	3,293	2,589
Asia	298	739
Total net sales	$4,859	$7,837

22. Commitments and contingencies:

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2023, that is considered probable or reasonably possible, with the following exception:

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired SerEnergy and FES, which acquisition closed on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute, and the parties presented closing arguments in May 2024. F.E.R. is asserting that it is due approximately 4.5 million euro based on the cap and corresponding value of the share consideration at the date of closing. The Company believes that the claim is without merit and has defended itself vigorously in these proceedings; although we cannot accurately predict the ultimate outcome of this matter. The Company anticipates that the decision of the arbitral tribunal is expected to be received in the next few weeks.

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of December 31, 2023, and 2022, the Company did not hold any letters of guarantee.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025. The Company has not purchased any additional quantities in 2024 under this agreement and on July 12, 2024, has formally requested to terminate the supply contract.

In May 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and De Nora Deutschland GmbH (“De Nora”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 3,236 (Minimum Quantity) of electrodes from De Nora during the contract duration from May 3, 2022 until June 24, 2023. As of December 31, 2023, the Company has no remaining obligations under this agreement.

In June 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and Shin-Etsu Polymer Singapore Pte, Ltd (“Shin-Etsu”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 318,400 pieces (Minimum Quantity) of bipolar plates from Shin-Etsu during the contract duration from June 1, 2022 until June 30, 2024. In May 2023, the Company amended the supply agreement with Shin-Etsu to reduce the Minimum Quantity of bipolar plates to 75,400 pieces. In January 2024, the Company amended the supply agreement with Shin-Etsu to shift the timing of the monthly minimum requirements and extend the agreement until September 2024.The Company has not made any purchases under the amended agreement in 2024, the contract is currently on hold pending negotiations with Shin Etsu. Under the contract, Shin- Etsu can claim Advent to buy the remaining purchase requirement with the agreed purchases by the end of September 2024.

The following table summarizes our contractual obligations as of December 31, 2023:

Fiscal Year Ended December 31,	Quantity (electrodes)	Quantity (pieces)	Quantity (m2)	Price (Amounts in thousands)
2024	-	57,600	6,174	2,235
2025	-	-	8,000	2,000
Total	-	57,600	14,174	$4,235

23. Net income / (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net income / (loss) per share for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(Amounts in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss	$(71,397)	$(74,337)
Denominator:
Basic weighted average number of shares	1,917,179	1,717,623
Diluted weighted average number of shares	1,917,179	1,717,623
Net loss per share:
Basic	$(37.24)	$(43.28)
Diluted	$(37.24)	$(43.28)

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

As the Company incurred losses for the years ended December 31, 2023 and 2022, the effect of including any potential common shares in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

24. Subsequent Events

On May 13, 2024, the Company completed a 1-for-30 reverse stock split which was approved by the Board of Directors on April 30, 2024, following the Company’s stockholders approval at a special meeting on April 29, 2024. Additionally, the stockholders voted to increase the number of shares of Common Stock issuable under the Company’s 2021 Equity Incentive Plan from 230,530 to 569,273. The financial statements have been updated to reflect the reverse stock split.

On May 10, 2024, the Company entered into a loan agreement for $0.5 million and is fully collateralized with the Company’s building located at Lyngvej 8, 9000 Aalborg. The loan has a fixed term of 2 years and 1 month and is charged annual interest of 12%. Interest is due monthly with the principal balance due upon maturity.

On April 1, 2024, the Company agreed with the landlord of the Hood Park facility for a 4-month rate abatement period (March through June 2024) and extend the term of the lease for 4 additional months. On June 29, 2024, in an effort to reduce costs, the Company decided to abandon the facility at Hood Park and was able to find a new tenant to occupy the space. The Company and the landlord agreed to accelerate the expiration of the lease to occur on June 30, 2024. The Company had a letter of credit in the amount of $750 thousand in favor of the landlord and that letter of the credit was released to the landlord in satisfaction of any claims against the Company. As of December 31, 2023, the Company has $10.4 million of leasehold improvements, $1.7 million of right-of-use assets, $(1.5) million of operating lease liabilities, $(7.4) million of long-term operating lease liabilities and $0.5 million of furniture that will be forfeited as part of the exit of Hood Park.

On May 7, 2024, the Company entered into an agreement to sell some of its coating machines (part of its property, plant and equipment) from the Hood Park facility for $0.9 million resulting in a loss of $2.4 million. On May 8, 2024, the Company received an initial deposit of $0.3 million and the remaining $0.6 million in July 2024. The remaining machinery and equipment from Hood Park was relocated and is planned for use at the Company’s other locations.

On July 25, 2024, Advent Technologies A/S was declared bankrupt by the court in Aalborg, Denmark. The petition was brought by IDA, the union of engineers with a claim for €402,000. As the Company did not have the ability to pay the full amount due, the Danish court declared Advent Technologies A/S bankrupt. Advent Technologies A/S and its wholly-owned subsidiary Green Energy Philippines, Inc. will be liquidated by the court appointed trustee to settle all claims under the bankruptcy. The Company anticipates it will receive no residual assets and has prepared proforma financial information as of December 31, 2023, adjusting the Balance Sheet for the Danish Subsidiary Bankruptcy. The remainder of the Company’s legal entities have no plans to declare bankruptcy and will continue as going concern entities.

Pro forma Information (Unaudited): The below table presents the pro forma consolidated balance sheet of Advent Technologies Holdings inc. as of December 31, 2013, reflecting adjustments for the termination of the Hood Park Lease and the removal of the balance sheet amounts as of December 31, 2023 as a result of the subsequent bankruptcy of Advent Technologies A/S and its wholly owned subsidiary.

1)	Hood Park Lease Termination – reflects adjustments to the restricted cash non-current balance of $750 thousand, $10.4 million of leasehold improvements, $1.7 million of right-of-use assets, $(1.5) million of operating lease liabilities, $(7.4) million of long-term operating lease liabilities and $0.5 million of furniture that will be forfeited as part of the exit of Hood Park, related to the lease termination that took place on June 30, 2024,

2)	Advent Technologies A/S – reflects the adjustments to remove the assets and liabilities of Advent Technologies A/S and its wholly owned subsidiary Green Energy Philippines Inc., as of December 31, 2023.

	As of Proforma adjustments
Proforma consolidated balance sheet (unaudited)	December 31, 2023 (Reported)	Hood Park Lease Termination (1)	Advent Technologies A/S (2)	December 31, 2023 (Proforma)
ASSETS
Current assets:
Cash and cash equivalents	$3,562	$-	$(361)	$3,201
Restricted cash, current	100		-	100
Accounts receivable, net	191		(128)	63
Contract assets	21		(11)	10
Inventories	2,707		(2,512)	195
Prepaid expenses and Other current assets	2,254		(1,418)	836
Total current assets	8,835	-	(4,430)	4,405
Non-current assets:
Goodwill	-		-	-
Intangibles, net	79		(10)	69
Property and equipment, net	21,549	(10,918)	(1,326)	9,305
Right-of-use assets	3,216	(1,710)	(59)	1,447
Restricted cash, non-current	750	(750)	-	-
Other non-current assets	308		(66)	242
Available for sale financial asset	-		-	-
Total non-current assets	25,902	(13,378)	(1,461)	11,063
Total assets	$34,737	$(13,378)	$(5,891)	$15,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$5,087	$-	$(1,091)	$3,996
Deferred income from grants, current	530		(7)	523
Contract liabilities	2,015		(1,602)	413
Other current liabilities	1,916		(881)	1,035
Operating lease liabilities	2,186	(1,502)	(48)	636
Income tax payable	179		-	179
Total current liabilities	11,913	(1,502)	(3,629)	6,782
Non-current liabilities:
Warrant liability	59		-	59
Long-term operating lease liabilities	8,230	(7,416)	(11)	803
Defined benefit obligation	83		-	83
Deferred income from grants, non-current	320		-	320
Other long-term liabilities	684		(683)	1
Total non-current liabilities	9,376	(7,416)	(694)	1,266
Total liabilities	21,289	(8,918)	(4,323)	8,048

Commitments and contingent liabilities

Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 110,000,000 at December 31, 2023 and December 31, 2022; Issued and outstanding: 2,580,159 and 1,723,924 at December 31, 2023 and December 31, 2022, respectively)	8		-	8
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at December 31, 2023 and December 31, 2022; nil issued and outstanding at December 31, 2023 and December 31, 2022)	-		-	-
Additional paid-in capital	194,933		-	194,933
Accumulated other comprehensive loss	(2,334)		1,452	(882)
Accumulated deficit	(179,159)	(4,460)	(3,020)	(186,639)
Total stockholders’ equity	13,448	(4,460)	(1,568)	7,420
Total liabilities and stockholders’ equity	$34,737	$(13,378)	$(5,891)	$15,468

On July 30, 2024, the Company entered into a securities purchase agreement, dated July 30, 2024 (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which, the Company will issue a senior promissory note in the principal amount of $1 million (the “Senior Note”). The Investor has also committed to provide the Company with a one-year revolving line of credit for an aggregate maximum principal amount of $2 million (the two debt transactions are referred to as the “Financing”), contingent upon the Company’s filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an underwritten or “best efforts” public offering by the Company of its common stock, and/or common stock equivalents registered under the Securities Act of 1933, as amended for proceeds to the Company of not less than $5 million (a “Qualified Public Equity Offering”). The Company will use the proceeds from the Financing for general corporate purposes, including expenses related to the preparation of its Annual Report on Form 10-K for the year ended December 31, 2023, and expenses to facilitate a Qualified Public Equity Offering and the proceeds of the Qualified Public Equity Offering for general corporate purposes.

The Senior Note bears interest at the rate of 18% per annum with the principal and accrued interest due in full on the one-year anniversary of the date of issuance. In addition to customary events of default, the Senior Note provides that an “Event of Default” includes the Company’s failure to definitively reduce the salary of the Company’s Chief Executive Officer by not less than 50% in the aggregate, and the Company’s failure to definitively reduce the salaries of all other employees of the Company and any of its subsidiaries by up to 50% for each such employee. If an event of default occurs, the Investor may accelerate the indebtedness under the Senior Note.

The Purchase Agreement provides for certain conditions to be met prior to the closing of the $1 million Senior Note financing, including that (i) the Company file its 2023 Form 10-K with the Securities and Exchange Commission; and (ii) not less than five of the current members of the Company’s Board of Directors resign and that three nominees designated by the Investor be appointed to the Board of Directors. The size of the Board of Directors will also be decreased and fixed at five members. As a result, effective as of the closing of the $1 million Senior Note financing, (i) each of Nora Goudroupi, Anggelos Skutaris, Larry Epstein, Wayne Threatt and Von McConnell will resign as directors of the Company, and (ii) Katie Field, Richard Paolone and Avtar Dhaliwal will be appointed to the Board of Directors. Effective as of the closing of the Financing, the Class I Directors will be Vassilios Gregoriou and Katie Field, the Class II Directors will be Richard Paolone and Avtar Dhaliwal, and the Class III Director will be Emory DeCastro.

25. Supplemental Quarterly Information (Unaudited)

The following tables reflect the Company’s unaudited condensed consolidated statements of operations for each of the quarterly periods in 2023 and 2022:

	Three Months Ended,
(Amounts in USD thousands, except share and per share amounts)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Revenue, net	$1,506	$1,264	$1,112	$977
Cost of revenues	(12,442)	(2,456)	(1,905)	(1,484)
Gross profit / (loss)	(10,936)	(1,192)	(793)	(507)
Income from grants	814	496	660	534
Research and development expenses	(3,957)	(2,131)	(2,883)	(3,141)
Administrative and selling expenses	(6,732)	(8,916)	(8,331)	(8,489)
Sublease income	139	139	138	127
Amortization of intangible assets	(116)	(117)	(188)	(221)
Credit loss – customer contracts	(1,207)	64	(127)	-
Impairment loss – intangible assets and goodwill	(3,705)	-	(9,763)	-
Operating loss	(25,700)	(11,657)	(21,287)	(11,697)
Fair value change of warrant liability	39	(134)	99	390
Finance income / (expenses), net	(44)	-	8	110
Foreign exchange gains / (losses), net	(9)	(12)	159	(41)
Other income / (expenses), net	(19)	(123)	(806)	46
Loss before income taxes	(25,733)	(11,926)	(21,827)	(11,192)
Income taxes	1	80	(4)	(796)
Net loss	$(25,732)	$(11,846)	$(21,831)	$(11,988)
Net loss per share
Basic loss per share	$(12.04)	$(5.89)	$(12.26)	$(6.92)
Basic weighted average number of shares	2,136,840	2,012,382	1,780,574	1,733,439
Diluted loss per share	$(12.04)	$(5.89)	$(12.26)	$(6.92)
Diluted weighted average number of shares	2,136,840	2,012,382	1,780,574	1,733,439

	Three Months Ended,
(Amounts in USD thousands, except share and per share amounts)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenue, net	$1,957	$2,399	$2,225	$1,256
Cost of revenues	(2,455)	(2,339)	(2,270)	(1,517)
Gross profit / (loss)	(498)	60	(45)	(261)
Income from grants	449	294	209	508
Research and development expenses	(2,458)	(2,547)	(2,642)	(2,149)
Administrative and selling expenses	(9,258)	(8,203)	(7,956)	(10,498)
Amortization of intangible assets	(651)	(696)	(718)	(699)
Credit loss – customer contracts	(1,116)	-	-	-
Gain from purchase price adjustment	2,370	-	-	-
Impairment loss – intangible assets and goodwill	(38,922)	-	-	-
Operating loss	(50,084)	(11,092)	(11,152)	(13,099)
Fair value change of warrant liability	2,127	(911)	(217)	8,376
Finance income / (expenses), net	61	-	1	(10)
Foreign exchange gains / (losses), net	(40)	(33)	(1)	(17)
Other income / (expenses), net	4	1	(218)	(3)
Loss before income taxes	(47,932)	(12,035)	(11,587)	(4,753)
Income taxes	307	567	439	657
Net loss	$(47,625)	$(11,468)	$(11,148)	$(4,096)
Net loss per share
Basic loss per share	$(27.63)	$(6.66)	$(6.50)	$(2.40)
Basic weighted average number of shares	1,723,924	1,722,004	1,715,894	1,708,453
Diluted loss per share	$(27.63)	$(6.66)	$(6.50)	$(2.40)
Diluted weighted average number of shares	1,723,924	1,722,004	1,715,894	1,708,453