Form 10-Q
period 2024-03-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2024-10-15
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38742

Advent Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0982969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5637 La Ribera St., Suite A Livermore, CA	94550
(Address of principal executive offices)	(Zip code)

(925) 455-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADN	The Nasdaq Capital Market
Warrants	ADNWW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 9, 2024, the registrant had 2,636,508 shares of common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”) which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability to maintain the listing of our shares of common stock and warrants on Nasdaq;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting officers, key employees or directors;

●	factors relating to our business, operations and financial performance, including:

○	our ability to control the costs associated with our operations;

○	our ability to grow and manage growth profitably;

○	our reliance on complex machinery for our operations and production;

○	the market’s willingness to adopt our technology;

○	our ability to maintain relationships with customers;

○	the potential impact of product recalls;

○	our ability to compete within our industry;

○	increases in costs, disruption of supply or shortage of raw materials;

○	risks associated with strategic alliances or acquisitions;

○	the impact of unfavorable changes in U.S. and international regulations;

○	the availability of and our ability to meet the terms and conditions for government grants and economic incentives; and

○	our ability to protect our intellectual property rights;

●	market conditions and global and economic factors beyond our control;

●	volatility of our stock price and potential share dilution;

●	future exchange and interest rates; and

●	other factors detailed within the 2023 Annual Report under the section entitled “Risk Factors.”

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors” within the 2023 Annual Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$774	$3,562
Restricted cash, current	98	100
Accounts receivable, net	1,085	191
Contract assets	11	21
Inventories	2,077	2,707
Prepaid expenses and Other current assets	3,184	2,254
Total current assets	7,229	8,835
Non-current assets:
Intangibles, net	77	79
Property and equipment, net	20,749	21,549
Right-of-use assets	3,046	3,216
Restricted cash, non-current	750	750
Other non-current assets	301	308
Available for sale financial asset	-	-
Total non-current assets	24,923	25,902
Total assets	$32,152	$34,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$5,679	$5,087
Deferred income from grants, current	7	530
Contract liabilities	2,280	2,015
Loss contingency liabilities	5,140	-
Other current liabilities	1,816	1,916
Operating lease liabilities	2,164	2,186
Income tax payable	176	179
Total current liabilities	17,262	11,913
Non-current liabilities:
Warrant liability	-	59
Long-term operating lease liabilities	7,852	8,230
Defined benefit obligation	86	83
Deferred income from grants, non-current	202	320
Other long-term liabilities	671	684
Total non-current liabilities	8,811	9,376
Total liabilities	26,073	21,289

Commitments and contingent liabilities

Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000 at March 31, 2024 and December 31, 2023; Issued and outstanding: 2,605,135 and 2,580,159 at March 31, 2024 and December 31, 2023, respectively)	-	-
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at March 31, 2024 and December 31, 2023; nil issued and outstanding at March 31, 2024 and December 31, 2023)	-	-
Additional paid-in capital	197,000	194,941
Accumulated other comprehensive loss	(2,406)	(2,334)
Accumulated deficit	(188,515)	(179,159)
Total stockholders’ equity	6,079	13,448
Total liabilities and stockholders’ equity	$32,152	$34,737

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended March 31, (Unaudited)
	2024	2023
Revenue, net	$3,451	$977
Cost of revenues	(1,019)	(1,484)
Gross loss	2,432	(507)
Income from grants	1,437	534
Research and development expenses	(1,415)	(3,141)
Administrative and selling expenses	(6,903)	(8,489)
Sublease income	145	-
Amortization of intangibles	(1)	(221)
Operating loss	(4,305)	(11,824)
Fair value change of warrant liability	59	390
Finance income / (expenses), net	(232)	110
Foreign exchange gains / (losses), net	(9)	(41)
Loss contingency	(4,907)	-
Other income / (expenses), net	(17)	173
Loss before income tax	(9,411)	(11,192)
Income taxes	55	(796)
Net loss	$(9,356)	$(11,988)
Net loss per share
Basic loss per share	(3.62)	(6.92)
Basic weighted average number of shares	2,584,918	1,733,439
Diluted loss per share	(3.62)	(6.92)
Diluted weighted average number of shares	2,584,918	1,733,439

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended March 31, (Unaudited)
	2024	2023
Net loss	$(9,356)	$(11,988)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	(72)	336
Total other comprehensive gain (loss)	(72)	336
Comprehensive loss	$(9,428)	$(11,652)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in USD thousands, except share amounts)

	Three Months Ended March 31, 2024
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of December 31, 2023	-	$-	-	$-	2,580,159	$-	$194,941	$(179,159)	$(2,334)	$13,448
Issuance of common stock for cash (Unaudited)	-	-	-	-	24,976	-	126	-	-	126
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	-	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	1,933	-	-	1,933
Net loss (Unaudited)	-	-	-	-	-	-	-	(9,356)	-	(9,356)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(72)	(72)
Balance as of March 31, 2024 (Unaudited)	-	$-	-	$-	2,605,135	$-	$197,000	$(188,515)	$(2,406)	$6,079

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in USD thousands, except share amounts)

	Three Months Ended March 31, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of December 31, 2022	-	$-	-	$-	1,723,924	$-	$174,514	$(107,762)	$(2,604)	$64,148
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	18,131	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,572	-	-	2,572
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,988)	-	(11,988)
Other comprehensive gain (Unaudited)	-	-	-	-	-	-	-	-	336	336
Balance as of March 31, 2023 (Unaudited)	-	$-	-	$-	1,742,055	$-	$177,086	$(119,750)	$(2,268)	$55,068

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Three months ended March 31, (Unaudited)
	2024	2023
Cash Flows from Operating Activities:
Net loss for the three months ended	$(9,356)	$(11,988)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	717	401
Amortization of intangible assets	1	221
Provision for litigation expenses	4,907	-
Fair value gain of warrant liability	(59)	(390)
Stock-based compensation expense	1,933	2,572
Benefit for current and deferred income taxes	(55)	797
Net losses on disposal/write-offs of property, plant and equipment and intangible assets	21	-
Provision for inventories	239	-
Net periodic cost of defined benefit obligation	5	6
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(896)	463
Decrease/(increase) in contract assets	9	(241)
Decrease/(increase) in inventories	348	(1,992)
Increase in prepaid expenses and other current assets	(910)	(1,566)
Decrease in other non-current assets	5	1,197
(Decrease)/increase in trade payables	625	(930)
Decrease in deferred income from grants	(632)	-
Increase in loss contingency liability	233	-
(Decrease)/increase in contract liabilities	292	(22)
(Decrease)/increase in other current liabilities	(73)	362
Decrease in other long-term liabilities	-	(118)
Operating lease asset and liabilities	(230)	(220)
Net Cash used in Operating Activities	$(2,876)	$(11,448)

Cash Flows from Investing Activities:
Purchases of property and equipment	(29)	(911)
Advances for the acquisition of property and equipment	-	(976)
Net Cash used in Investing Activities	$(29)	$(1,887)

Cash Flows from Financing Activities:
Issuance of common stock	126	-
Net Cash provided by Financing Activities	$126	$-

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(2,779)	$(13,335)
Effect of exchange rate changes on cash, cash equivalent, restricted cash and restricted cash equivalents	(11)	11
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of the period	4,412	33,619
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of the period	$1,622	$20,295

Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$774	$19,545
Restricted cash, current	98	-
Restricted cash, non-current	750	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,622	$20,295

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

Overview

Advent Technologies Holdings, Inc. and its subsidiaries (collectively referred to as “Advent” and the “Company”) is an advanced materials and technology development company operating in the fuel cell, methanol, and hydrogen technology space. Advent is a world-leading company in the development of the HT-PEM technology (with more than 150 patents issued, pending, or licensed worldwide). The HT-PEM fuel cell technology developed by Advent enables off-grid power systems to produce clean power from various green fuels (hydrogen, methanol, bio and eMethanol, and renewable natural gas) and to function with higher efficiency at extreme ambient temperatures and in general extreme environmental conditions (humidity, air pollution). Advent’s main operations focus on developing and manufacturing the Membrane Electrode Assembly (MEA), which is the core electrochemical element and the most critical component of the fuel cell. The MEA largely determines lifetime, power density, efficiency, and overall cost of installation and operation for all applications. Advent is working with world-leading market-leading OEMs with the goal of bringing to the market complete fuel cell systems for a range of applications in the stationary power markets (backup, off-grid, and portable power) and the heavy-duty mobility markets (automotive, aviation, marine).

Advent has its headquarters in Livermore, California, and the Company has MEA and fuel cell product development facilities in Livermore, California and Patras, Greece. Previously, the Company’s headquarters were located in Boston, Massachusetts. During 2023, the Company decided to consolidate certain of its German operations with its operations in Greece. During June 2024, the Company closed its facilities in Boston, MA, and no longer maintains its facilities in Denmark and the Philippines due to the bankruptcy of Advent Technologies A/S in July 2024, as discussed in Note 22 Subsequent events.

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

The unaudited condensed consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

	Country of	Ownership Interest		Statements of Operations
Company Name	Incorporation	Direct	Indirect	2024	2023
Advent Technologies, Inc.	USA	100%	-	01/01 – 3/31	01/01 – 3/31
Advent Technologies S.A.	Greece	-	100%	01/01 – 3/31	01/01 – 3/31
Advent Technologies LLC	USA	-	100%	01/01 – 3/31	01/01 – 3/31
Advent Technologies GmbH	Germany	100%	-	01/01 – 3/31	01/01 – 3/31
Advent Technologies A/S	Denmark	100%	-	01/01 – 3/31	01/01 – 3/31
Advent Green Energy Philippines, Inc	Philippines	-	100%	01/01 – 3/31	01/01 – 3/31

The Company has limited financial information, for the period January 1, 2024, through March 31, 2024, including the statement of operation information for Advent Technologies A/S, its wholly owned subsidiary Advent Green Energy Philippines, Inc. and Advent Technologies GmbH due to the bankruptcy of Advent Technologies A/S and the related loss of access to the underlying accounting records and access to Company finance personnel. The Company estimated changes in balance sheet accounts, revenue and expenses based upon bank statements and internal management reporting. The subsidiaries do not qualify for discontinued operations until Q3 2024.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, included in the Annual Report on Form 10-K filed with the SEC on August 13, 2024. We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Share and per share amounts are presented on a post-conversion basis for all periods presented, unless otherwise specified.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company considers that the going concern basis is appropriate for the preparation of its unaudited condensed consolidated financial statements, as it is pursuing additional fund raising as disclosed below and has no intentions to proceed with liquidation. The going concern basis of presentation assumes that the Company will continue in operation one year from the date these unaudited condensed consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As such, the accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. Following the significant non adjusting subsequent events of Advent Technologies A/S bankruptcy and the termination of the Hood Park lease agreement, the Company presents a Proforma Consolidated Balance Sheet as at March 31, 2024 and December 31, 2023 in the Note 22 to the consolidated financial statements to reflect the impact of those events.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the three months ended March 31, 2024, the Company used $2.9 million of cash in operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Furthermore, the Company has suffered recurring operating losses and has a negative net working capital position of $10.0 million as of March 31, 2024. In addition, as of the issuance date of these unaudited condensed consolidated financial statements the Company is overdue in a number of its obligations which could give the right to creditors at any time from the issuance date of these consolidated financial statements to raise legal action against the Company which in turn could potentially lead to liquidation action against the Company and/or its subsidiaries. The transition to profitability and positive cash flow is highly dependent upon the successful development, approval, and commercialization of the Company’s products and the achievement of a revenue level adequate to support its cost structure and the Company can give no assurances that this will occur. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of March 31, 2024, of $0.8 million and $0.5 million as of September 25, 2024, are not sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding in the very near term, otherwise the Company may immediately substantially curtail or terminate its operations.

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

In addition, the projections do not include any cash outflows relating to commitments and contingencies as disclosed in Note 20 to the unaudited condensed consolidated financial statements, since the Company believes that any cash outflows relating to these commitments will not materialize based on the Company’s plans to agree the termination of such contracts with its suppliers and a contingent loss as outcome of the pending arbitration it is not probable.

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations and repay its existing and future liabilities and other obligations through the sale of equity and/or debt securities and, to the extent available, short-term and long-term loans. As part of its plan, on July 30, 2024, the Company entered into a securities purchase agreement, (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which, at the closing, defined as the filing date of the Company’s 10-K, the Company will issue to the Investor a senior promissory note in the principal amount of $1 million (the “Senior Note”), repayable within one year and bearing interest of 18%. The Company has not yet closed on the $1 million financing and no loan proceeds have yet been received by the Company. However, the Company and the Investor are working together to close this financing as soon as possible. The Investor has also committed to provide the Company with a one-year revolving line of credit for an aggregate maximum principal amount of $2 million, again bearing interest of 18% (the two debt transactions are referred to as the “Financing”). The $2 million financing is contingent upon the Company’s filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an underwritten or “best efforts” public offering by the Company of its common stock, and/or common stock equivalents registered under the Securities Act of 1933, as amended for proceeds to the Company of not less than $5 million (a “Qualified Public Equity Offering”). The Company can give no assurances as of the date of issuance of the consolidated financial statements as to whether the Company will be successful in raising this Financing and executing a Qualified Public Equity Offering. The Company will use the proceeds from the Financing for general corporate purposes, including expenses related to the preparation of its Quarterly Report on Form 10-Q for the three months ended March 31, 2024, and expenses to facilitate a Qualified Public Equity Offering and the proceeds of the Qualified Public Equity Offering for general corporate purposes.

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

2. Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Annual Report Form 10-K filed with the SEC on August 13, 2024.

The Company did not apply any new accounting policies during the three-month period ended March 31, 2024 other than those noted below.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition. As of March 31, 2024 and December 31, 2023, the Company has cash and cash equivalents which are restricted of $0.9 million. The restricted cash equivalent is a letter of credit required by the Company’s lease agreement for the Hood Park facility in Boston, MA. The letter of credit is required for the duration of the lease agreement which has a term of eight years. The lease commenced in October 2022.

The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows:

	March 31, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Cash and cash equivalents	$774	$3,562
Restricted cash, current	98	100
Restricted cash, non-current	750	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,622	$4,412

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

The changes in the accrued warranty reserve for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Balance at beginning of period	$911	$1,048
Additions	-	20
Settlements	-	(113)
Foreign exchange fluctuations	(17)	17
Balance at end of period	$894	$972

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the three months ended March 31, 2024, and 2023, the Company recognized $7 thousand and $7 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. As of March 31, 2024, the Company continues to fully reserve the Bond Loan as an expected credit loss. The Company did not recognize any unrealized gain / (loss) during the three months ended March 31, 2024, or 2023.

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

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 (Unaudited)
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$-	$-
	$-	$-

Liabilities
Warrant liability	$-	$-
	$-	$-

	As of December 31, 2023
(Amounts in thousands)	Fair Value	Unobservable Inputs (Level 3)
Assets
Available for sale financial asset	$-	$-
	$-	$-

Liabilities
Warrant liability	$59	$59
	$59	$59

The carrying amounts of the Company’s remaining financial instruments reflected on the consolidated balance sheets and which consist of cash and cash equivalents, accounts receivables, net, other current assets, trade and other payables, and other current liabilities, approximate their respective fair values due to their short-term nature.

Changes in the fair value of Level 3 assets and liabilities for the three months ended March 31, 2024 and 2023 were as follows:

Available for Sale Financial Asset (Unaudited)
(Amounts in thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Estimated fair value (beginning of period)	$-	$320
Foreign exchange fluctuations	-	6
Change in estimated fair value	-	-
Estimated fair value (end of period)	$-	$326

Warrant Liability (Unaudited)
(Amounts in thousands)	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Estimated fair value (beginning of period)	$59	$998
Change in estimated fair value	(59)	(390)
Estimated fair value (end of period)	$-	$608

The Warrant Liability is remeasured to its fair value at each reporting period and upon settlement. The change in fair value is recognized in “Fair value change of warrant liability” on the consolidated statements of operations.

3. Related party disclosures

Balances with related parties

The were no outstanding balances with related parties as of March 31, 2024 and December 31, 2023.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

4. Accounts receivable, net

Accounts receivable consist of the following:

	March 31, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Accounts receivable from third party customers	$1,442	$552
Less: Allowance for credit losses	(357)	(361)
Accounts receivable, net	$1,085	$191

5. Inventories

Inventories consist of the following:

	March 31, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Raw materials and supplies	$8,813	$9,461
Work-in-process	360	223
Finished goods	5,175	5,275
Total	$14,348	$14,959
Provision for inventory	(12,271)	(12,252)
Total	$2,077	$2,707

The changes in the provision for inventory is as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
(Amounts in thousands)	(Unaudited)	(Unaudited)
Balance at beginning of period	$(12,252)	$(232)
Additions during the period	(239)	-
Exchange differences	220	(4)
Balance at end of period	$(12,271)	$(236)

6. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

	March 31, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Prepaid insurance expenses	$1,093	$155
Prepaid research expenses	13	36
Other prepaid expenses	957	958
Total	$2,063	$1,149

Prepaid insurance expenses as of March 31, 2024 and December 31, 2023 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of March 31, 2024 and December 31, 2023 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 17.

Other prepaid expenses as of March 31, 2024 and December 31, 2023 mainly include prepayments for professional fees and purchases, which also include costs to fulfill a contract with customers which are expected to be recognized within 2024, upon delivery of services to these customers.

Other current assets are analyzed as follows:

	March 31, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
VAT receivable	$290	$273
Withholding tax	20	20
Grant receivable	559	570
Purchases under receipt	-	1
Guarantees	9	9
Other receivables	107	152
Accrued sublease income	130	80
Accrued interest income	6	-
Total	$1,121	$1,105

7. Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of March 31, 2024 and December 31, 2023 is as follows:

	As of March 31, 2024 (Unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$(406)	$-
Total indefinite-lived intangible assets	$406	$-	$(406)	$-
Finite-lived intangible assets:
Patents	21,221	(3,247)	(17,974)	-
Process know-how (IPR&D)	2,612	(1,017)	(1,595)	-
Order backlog	266	(266)	-	-
Software	229	(152)	-	77
Total finite-lived intangible assets	$24,328	$(4,682)	$(19,569)	$77
Total intangible assets	$24,734	$(4,682)	$(19,975)	$77

	As of December 31, 2023
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$(406)	$-
Total indefinite-lived intangible assets	$406	$-	$(406)	$-
Finite-lived intangible assets:
Patents	21,221	(3,247)	(17,974)	-
Process know-how (IPR&D)	2,612	(1,017)	(1,595)	-
Order backlog	266	(266)	-	-
Software	233	(154)	-	79
Total finite-lived intangible assets	$24,332	$(4,684)	$(19,569)	$79
Total intangible assets	$24,738	$(4,684)	$(19,975)	$79

The Company did not record any additions to indefinite-lived intangible assets during the three months ended March 31, 2024 and 2023.

The amortization expense for the intangible assets for the three months ended March 31, 2024 and 2023 was $1.0 thousand and $0.2 million, respectively.

All remaining intangible assets, other than software, from the UltraCell and SerEnergy and FES acquisitions were impaired during the year ended December 31, 2023.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of March 31, 2024 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2024	$21
2025	28
2026	28
2027	-
2028	-
Thereafter	-
Total	$77

8. Property, plant and equipment, net

The Company’s property, plant and equipment, net, consisted of the following:

	March 31, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Land, Buildings & Leasehold Improvements	$14,427	$14,475
Machinery	12,958	14,308
Equipment	4,674	4,785
	$32,059	$33,568
Less: accumulated depreciation	(8,926)	(9,635)
Less: impairment	(2,384)	(2,384)
Total	$20,749	$21,549

During the three months ended March 31, 2024, additions to property, plant and equipment of $28 thousand for equipment. During the three months ended March 31, 2023, additions to property, plant and equipment of $2.5 million, primarily consisted of machines and assets under construction related to the Hood Park facility.

During the three months ended March 31, 2024, the Company disposed of machinery and other equipment for which it has no future use and with a net book value of $21 thousand resulting in a loss.

On June 29, 2024, in an effort to reduce costs, the Company decided to abandon the facility at Hood Park and was able to find a new tenant to occupy the space. The Company and the landlord agreed to accelerate the expiration of the lease to occur on June 30, 2024. The Company had a letter of credit in the amount of $750 thousand in favor of the landlord and that letter of the credit was released to the landlord in satisfaction of any claims against the Company. As of March 31, 2024 and December 31, 2023, the Company had $10.3 million and $10.4 million, respectively, of leasehold improvements and $0.5 million and $0.5 million, respectively, of furniture that will be forfeited as part of the exit of Hood Park.

Depreciation expense during the three months ended March 31, 2024 and 2023 was $0.7 million and $0.4 million, respectively.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

9. Other non-current assets

Other non-current assets as of March 31, 2024 and December 31, 2023 are mostly comprised of guarantees to suppliers of $0.3 million and $0.3 million, respectively.

10. Trade and other payables

Trade and other payables as of March 31, 2024 and December 31, 2023 include balances of suppliers and consulting service providers of $5.7 million and $5.1 million, respectively.

11. Other current liabilities

As of March 31, 2024 and December 31, 2023, other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Accrued expenses(1)	$813	$831
Other short-term payables	256	262
Taxes and duties payable	230	257
Provision for unused vacation	243	248
Accrued provision for warranties, current portion (Note 14)	223	228
Social security funds	43	81
Overtime provision	8	9
Total	$1,816	$1,916

(1)	Accrued expenses are analyzed as follows:

	March 31, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Accrued expenses for legal and consulting fees	$270	$219
Accrued payroll fees	61	139
Other accrued expenses	482	473
Total	$813	$831

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

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $0.5 million. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $0.1 million which is included in Other non-current assets on the consolidated balance sheet as of March 31, 2024, and December 31, 2023.

On January 9, 2023, the Company entered into a sublease agreement by and among the Company, in its capacity as sublandlord, BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord, and Hughes Boston, Inc. (“Hughes”), in its capacity as subtenant. The sublease provides for the rental by Hughes of office space at 200 Clarendon Street, Boston, MA 02116. Under the terms of the sublease, Hughes subleases 6,041 square feet at an initial fixed annual rent of $0.6 million and will increase 3.0% on each anniversary of the sublease commencement date. The term of the sublease is through March 2026 (unless terminated as provided in the sublease) and the sublease commencement date was February 1, 2023. During the three months ended March 31, 2024, and March 31, 2023, the Company recognized $0.1 million and $0.1 million, respectively, in rent income which is included within sublease income and other income in the unaudited condensed consolidated statement of operations, respectively. On April 17, 2024, the landlord terminated the lease for past due rent totaling $0.2 million.

Additionally, the Company’s subsidiaries, Advent Technologies S.A., UltraCell LLC, Advent Technologies A/S and Advent Green Energy Philippines, Inc., have in place rental agreements for the lease of office and factory spaces.

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease has a term of eight years and five months, with an option to extend for five years, and commenced in October 2022. The Company is obliged to provide security in the form of a security deposit in the amount of $0.8 million before commencement of the lease. In June 2024, the Company agreed with the landlord to terminate the lease. See Note 22. Subsequent Events.

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

Rental expense for all operating leases was $0.5 million and $0.6 million for the three months ended March 31, 2024, and 2023, respectively. For the three months ended March 31, 2024, and 2023, rental expense for short-term leases was $0.01 million and $0.1 million, respectively.

As of March 31, 2024, and December 31, 2023, the right of use assets, net associated with operating leases was $3.0 million and $3.2 million, respectively.

As of March 31, 2024, undiscounted maturities of operating lease liabilities remaining are as follows (amounts in thousands):

Operating Leases
Fiscal Year Ended December 31,
2024	$1,674
2025	2,246
2026	1,884
2027	1,705
2028	1,751
Thereafter	3,185
Total undiscounted lease payments	$12,445
Less: imputed interest	(2,429)
Total discounted lease payments	$10,016
Less: current portion	(2,164)
Long-term lease liabilities	$7,852

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

As of March 31, 2024 and December 31, 2023, the Company had an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of March 31, 2024, an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

14. Other long-term liabilities

Other long-term liabilities as of March 31, 2024 and December 31, 2023 mainly include an amount of $0.7 million and $0.7 million, respectively, being the non-current portion of a total accrued warranty reserve of $0.9 million and $0.9 million, respectively.

15. Stockholders’ Equity

Shares Authorized

As of March 31, 2024, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

From February 2, 2024, through March 28, 2024, 24,976 shares of common stock were issued in connection with the At the Market Offering with H.C. Wainwright & Co., LLC and received net proceeds of $0.1 million.

As of March 31, 2024 and December 31, 2023, there were 2,605,135 and 2,580,159 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

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

No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to a fractional share received a proportional cash payment in April 2024. The Reverse Stock Split did not have any effect on the stated par value of the Company’s Common Stock. The rights and privileges of the holders of shares of Common Stock will be unaffected by the Reverse Stock Split.

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

During the three months ended March 31, 2024, the Company issued and sold an aggregate of 24,976 shares of common stock under the ATM Offering.

Public Warrants

In connection with the Business Combination, the Company assumed the Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 735,069 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 760 shares at $345.00 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 760 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. Following these exercises, as of March 31, 2024, the Company’s Public Warrants amounted to 813,314.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

–	in whole and not in part;

–	at a price of $0.01 per warrant;

–	upon not less than 30 days’ prior written notice of redemption;

–	if, and only if, the reported last sale price of the Company’s Common Stock equals or exceeds $540.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

–	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants.

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

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. The Company did not grant Stock Options during the three months ended March 31, 2024.

Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.7 million and $0.9 million in respect of Stock Options granted, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the three months ended March 31, 2024:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	57,894	$124.20
Vested	(17,333)	$146.47
Forfeited	(8,667)	$99.13
Unvested as of March 31, 2024	31,894	$118.99

As of March 31, 2024, there was $3.3 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $1.3 million and $1.7 million in respect of RSUs, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively. The Company also has a policy of accounting for forfeitures when they occur. The Company did not grant RSUs during the three months ended March 31, 2024.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	67,894	$200.1
Vested	(1,742)	$88.20
Forfeited	(6,453)	$178.23
Unvested as of March 31, 2024	59,699	$205.56

As of March 31, 2024, there was $5.9 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

16. Revenue

Revenue is analyzed as follows:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands)	2024	2023
Sales of goods	$2,333	$769
Sales of services	1,118	208
Total revenue from contracts with customers	$3,451	$977

The timing of revenue recognition is analyzed as follows:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands)	2024	2023
Timing of revenue recognition
Revenue recognized at a point in time	$2,800	$977
Revenue recognized over time	651	-
Total revenue from contracts with customers	$3,451	$977

As of March 31, 2024 and December 31, 2023, Advent recognized contract assets of $11 thousand and $21 thousand, respectively, on the consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, Advent recognized contract liabilities of $2.3 million and $2.0 million, respectively, in the consolidated balance sheets. During the three months ended March 31, 2024, the Company recognized the amount of $0.1 million in revenues.

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

Expenses from Collaborative Arrangements

For the three months ended March 31, 2024 and 2023, an amount of $0.1 million and $0.8 million has been recognized in research and development expenses on the unaudited condensed consolidated statements of operations, respectively.

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

During the three months ended March 31, 2024, the Company recorded income tax benefit of $0.1 million mainly related to net operating loss carryforwards. During the three months ended March 31, 2023, the Company recorded income tax expenses of $0.8 million mainly related to the Company’s recoverability reassessment of research and development tax credits in Denmark. As of March 31, 2024 and December 31, 2023, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands)	2024	2023
North America	$2,274	$391
Europe	1,062	511
Asia	115	75
Total net sales	$3,451	$977

20. Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired SerEnergy and FES, which acquisition closed on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute, and the parties presented closing arguments in May 2024. F.E.R. is asserting that it is due approximately €4.5 million based on the cap and corresponding value of the share consideration at the date of closing. On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. The Company plans to appeal the decision and has instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. At this time, the Company cannot accurately predict the outcome of this matter, however, has recorded a loss contingency in the amount of $4.9 million, accrued interest expense of $0.2 million for a total of $5.1 million accrued loss liability as of March 31, 2024.

There is no other material pending or threatened litigation against the Company that remains outstanding as of March 31, 2024, that is considered probable or reasonably possible.

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of March 31, 2024 and December 31, 2023, the Company did not hold any letters of guarantee.

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

In June 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and Shin-Etsu Polymer Singapore Pte, Ltd (“Shin-Etsu”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 318,400 pieces (Minimum Quantity) of bipolar plates from Shin-Etsu during the contract duration from June 1, 2022 until June 30, 2024. In May 2023, the Company amended the supply agreement with Shin-Etsu to reduce the Minimum Quantity of bipolar plates to 75,400 pieces. In January 2024, the Company amended the supply agreement with Shin-Etsu to shift the timing of the monthly minimum requirements and extend the agreement until September 2024. The Company has not made any purchases under the amended agreement in 2024, the contract is currently on hold pending negotiations with Shin Etsu. Under the contract, Shin- Etsu can claim Advent to buy the remaining purchase requirement with the agreed purchases by the end of September 2024. The Company has not purchased any additional quantities in 2024 under this agreement and has formally requested to terminate the supply contract.

The following table summarizes our contractual obligations as of March 31, 2024:

Fiscal Year Ended December 31,	Quantity (pieces)	Quantity (m2)	Price (Amounts in thousands)
2024	57,600	6,174	2,304
2025	-	8,000	2,150
Total	57,600	14,174	$4,454

The Company has not accrued for these unrecognized commitment obligations as of December 31, 2023, and March 31, 2024.

21. Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss	$(9,356)	$(11,988)
Denominator:
Basic weighted average number of shares	2,584,918	1,733,439
Diluted weighted average number of shares	2,584,918	1,733,439
Net loss per share:
Basic	$(3.62)	$(6.92)
Diluted	$(3.62)	$(6.92)

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

As the Company incurred losses for the three months ended March 31, 2024 and 2023, the effect of including any potential shares of Common Stock in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

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

From April 1, 2024, through April 15, 2024, the Company issued 31,373 shares of common stock under the ATM agreement with H.C. Wainwright for net proceeds of $0.3 million.

On April 1, 2024, the Company agreed with the landlord of the Hood Park facility for a 4-month rate abatement period (March through June 2024) and extend the term of the lease for 4 additional months. On June 29, 2024, in an effort to reduce costs, the Company decided to abandon the facility at Hood Park and was able to find a new tenant to occupy the space. The Company and the landlord agreed to accelerate the expiration of the lease to occur on June 30, 2024. The Company had a letter of credit in the amount of $750 thousand in favor of the landlord and that letter of the credit was released to the landlord in satisfaction of any claims against the Company. As of March 31, 2024, and December 31, 2023, the Company has $10.0 million and 10.4 million of leasehold improvements, $1.7 million and 1.7 million of right-of-use assets, $(1.5) million and $(1.5) million of operating lease liabilities, $(7.2) million and $(7.4) million of long-term operating lease liabilities and $0.5 million and $0.5 million of furniture that will be forfeited as part of the exit of Hood Park, respectively.

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

On April 17, 2024, the Company’s landlord of the office space at 200 Clarendon Street, Boston, MA 02116 informed the Company its lease has been terminated for past due rent. The Company was subleasing the space to Hughes.

On July 25, 2024, Advent Technologies A/S was declared bankrupt by the court in Aalborg, Denmark. The petition was brought by IDA, the union of engineers with a claim for €402,000. As the Company did not have the ability to pay the full amount due, the Danish court declared Advent Technologies A/S bankrupt. Advent Technologies A/S and its wholly-owned subsidiary Green Energy Philippines, Inc. will be liquidated by the court appointed trustee to settle all claims under the bankruptcy. The Company anticipates it will receive no residual assets and has prepared proforma financial information as of December 31, 2023, and March 31, 2024, adjusting the Balance Sheet for the Danish Subsidiary Bankruptcy. The remainder of the Company’s legal entities have no plans to declare bankruptcy and will continue as going concern entities.

Pro forma Information (Unaudited): The below table presents the pro forma consolidated balance sheet of Advent Technologies Holdings inc. as of December 31, 2023, reflecting adjustments for the termination of the Hood Park Lease and the removal of the balance sheet amounts as of December 31, 2023, as a result of the subsequent bankruptcy of Advent Technologies A/S and its wholly owned subsidiary.

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

2)	Advent Technologies A/S – reflects the adjustments to remove the assets and liabilities of Advent Technologies A/S and its wholly owned subsidiary Green Energy Philippines Inc., as of December 31, 2023.

	As of Proforma adjustments
Proforma consolidated balance sheet (unaudited)	December 31, 2023 (Reported)	Hood Park Lease Termination (1)	Advent Technologies A/S (2)	December 31, 2023 (Proforma)
ASSETS
Current assets:
Cash and cash equivalents	$3,562	$-	$(361)	$3,201
Restricted cash, current	100	-	-	100
Accounts receivable, net	191	-	(128)	63
Contract assets	21	-	(11)	10
Inventories	2,707	-	(2,512)	195
Prepaid expenses and Other current assets	2,254	-	(1,418)	836
Total current assets	8,835	-	(4,430)	4,405
Non-current assets:
Goodwill	-	-	-	-
Intangibles, net	79	-	(10)	69
Property and equipment, net	21,549	(10,918)	(1,326)	9,305
Right-of-use assets	3,216	(1,710)	(59)	1,447
Restricted cash, non-current	750	(750)	-	-
Other non-current assets	308	-	(66)	242
Available for sale financial asset	-	-	-	-
Total non-current assets	25,902	(13,378)	(1,461)	11,063
Total assets	$34,737	$(13,378)	$(5,891)	$15,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$5,087	$-	$(1,091)	$3,996
Deferred income from grants, current	530	-	(7)	523
Contract liabilities	2,015	-	(1,602)	413
Other current liabilities	1,916	-	(881)	1,035
Operating lease liabilities	2,186	(1,502)	(48)	636
Income tax payable	179	-	-	179
Total current liabilities	11,913	(1,502)	(3,629)	6,782
Non-current liabilities:
Warrant liability	59	-	-	59
Long-term operating lease liabilities	8,230	(7,416)	(11)	803
Defined benefit obligation	83	-	-	83
Deferred income from grants, non-current	320	-	-	320
Other long-term liabilities	684	-	(683)	1
Total non-current liabilities	9,376	(7,416)	(694)	1,266
Total liabilities	21,289	(8,918)	(4,323)	8,048

Commitments and contingent liabilities

Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000; Issued and outstanding: 2,580,159	-	-	-	-
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000; nil issued and outstanding	-	-	-	-
Additional paid-in capital	194,941	-	-	194,941
Accumulated other comprehensive loss	(2,334)	-	1,452	(882)
Accumulated deficit	(179,159)	(4,460)	(3,020)	(186,639)
Total stockholders’ equity	13,448	(4,460)	(1,568)	7,420
Total liabilities and stockholders’ equity	$34,737	$(13,378)	$(5,891)	$15,468

Pro forma Information (Unaudited): The below table presents the pro forma consolidated balance sheet of Advent Technologies Holdings inc. as of March 31, 2024, reflecting adjustments for the termination of the Hood Park Lease and the removal of the balance sheet amounts as of March 31, 2024, as a result of the subsequent bankruptcy of Advent Technologies A/S and its wholly owned subsidiary.

1)	Hood Park Lease Termination – reflects adjustments to the restricted cash non-current balance of $750 thousand, $10.0 million of leasehold improvements, $1.7 million of right-of-use assets, $(1.5) million of operating lease liabilities, $(7.2) million of long-term operating lease liabilities and $0.5 million of furniture that will be forfeited as part of the exit of Hood Park, related to the lease termination that took place on June 30, 2024,

2)	Advent Technologies A/S – reflects the adjustments to remove the assets and liabilities of Advent Technologies A/S and its wholly owned subsidiary Green Energy Philippines Inc., as of December 31, 2023.

	As of Proforma adjustments
Proforma consolidated balance sheet (unaudited)	March 31, 2024 (Reported)	Hood Park Lease Termination (1)	Advent Technologies A/S (2)	March 31, 2024 (Proforma)
ASSETS
Current assets:
Cash and cash equivalents	$774	$-	$(80)	$694
Restricted cash, current	98	-	-	98
Accounts receivable, net	1,085	-	(126)	959
Contract assets	11	-	(11)	-
Inventories	2,077	-	(1,962)	115
Prepaid expenses and Other current assets	3,184	-	(1,391)	1,793
Total current assets	7,229	-	(3,570)	3,659
Non-current assets:
Intangibles, net	77	-	(10)	67
Property and equipment, net	20,749	(10,512)	(1,260)	8,977
Right-of-use assets	3,046	(1,718)	(46)	1,282
Restricted cash, non-current	750	(750)	-	-
Other non-current assets	301	-	(64)	237
Available for sale financial asset	-	-	-	-
Total non-current assets	24,923	(12,980)	(1,380)	10,563
Total assets	$32,152	$(12,980)	$(4,950)	$14,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$5,679	$-	$(200)	$5,479
Deferred income from grants, current	7	-	(7)	-
Contract liabilities	2,280	-	(1,575)	705
Loss contingency liabilities	5,140	-	-	5,140
Other current liabilities	1,816	-	(864)	952
Operating lease liabilities	2,164	(1,513)	(38)	613
Income tax payable	176	-	-	176
Total current liabilities	17,262	(1,513)	(2,684)	13,065
Non-current liabilities:
Warrant liability	-	-	-	-
Long-term operating lease liabilities	7,852	(7,184)	(7)	661
Defined benefit obligation	86	-	-	86
Deferred income from grants, non-current	202	-	-	202
Other long-term liabilities	671	-	(671)	-
Total non-current liabilities	8,811	(7,184)	(678)	949
Total liabilities	26,073	(8,697)	(3,362)	14,014

Commitments and contingent liabilities

Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000; Issued and outstanding: 2,605,135)	-	-	-	-
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at March 31, 2024 and December 31, 2023; nil issued and outstanding at March 31, 2024 and December 31, 2023)	-	-	-	-
Additional paid-in capital	197,000	-	-	197,000
Accumulated other comprehensive loss	(2,406)	-	1,415	(991)
Accumulated deficit	(188,515)	(4,283)	(3,003)	(195,801)
Total stockholders’ equity	6,079	(4,283)	(1,588)	208
Total liabilities and stockholders’ equity	$32,152	$(12,980)	$(4,950)	$14,222

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations and repay its existing and future liabilities and other obligations through the sale of equity and/or debt securities and, to the extent available, short-term and long-term loans. As part of its plan, on July 30, 2024, the Company entered into a securities purchase agreement, (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which the Company will issue to the Investor (or its designee) a senior promissory note in the principal amount of $1 million (the “Senior Note”), repayable within one year and bearing interest of 18%. The Company has not yet closed on the $1 million financing and no loan proceeds have yet been received by the Company. However, the Company and the Investor are working together to close this financing as soon as possible. The Investor has also committed to provide the Company with a one-year revolving line of credit for an aggregate maximum principal amount of $2 million, again bearing interest of 18% (the two debt transactions are referred to as the “Financing”). The $2 million financing is contingent upon the Company’s filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an underwritten or “best efforts” public offering by the Company of its common stock, and/or common stock equivalents registered under the Securities Act of 1933, as amended for proceeds to the Company of not less than $5 million (a “Qualified Public Equity Offering”). The Company can give no assurances as of the date of issuance of the consolidated financial statements as to whether the Company will be successful in raising this Financing and executing a Qualified Public Equity Offering. The Company will use the proceeds from the Financing for general corporate purposes, including expenses related to the preparation of its Quarterly Report on Form 10-Q for the three months ended March 31, 2024, and expenses to facilitate a Qualified Public Equity Offering and the proceeds of the Qualified Public Equity Offering for general corporate purposes.

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

Effective as of August 30, 2024, (i) each of Nora Goudroupi, Wayne Threatt, Von McConnell, Larry Epstein and Anggelos Skutaris resigned as directors of the Company, and (ii) the Company’s Board of Directors appointed Gary Herman as a Class I Director, and Marc Seelenfreund and Avtar Dhaliwal as Class II directors. Messrs. Herman, Seelenfreund and Dhaliwal were each appointed to serve as members of the Audit Committee of the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2024 (“2023 Annual Report”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2023 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Advent Technologies Holdings, Inc. and its subsidiaries (collectively referred to as “Advent” and the “Company”) is an advanced materials and technology development company operating in the fuel cell, methanol, and hydrogen technology space. Advent is a world-leading company in the development of the HT-PEM technology (with more than 150 patents issued, pending, or licensed worldwide). The HT-PEM fuel cell technology developed by Advent enables off-grid power systems to produce clean power from various green fuels (hydrogen, methanol, bio and eMethanol, and renewable natural gas) and to function with higher efficiency at extreme ambient temperatures and in general extreme environmental conditions (humidity, air pollution). Advent’s main operations focus on developing and manufacturing the Membrane Electrode Assembly (MEA), which is the core electrochemical element and the most critical component of the fuel cell. The MEA largely determines lifetime, power density, efficiency, and overall cost of installation and operation for all applications. Advent is working with world-leading market-leading OEMs with the goal of bringing to the market complete fuel cell systems for a range of applications in the stationary power markets (backup, off-grid, and portable power) and the heavy-duty mobility markets (automotive, aviation, marine).

Advent’s core product offerings are fuel cell stacks and the Membrane Electrode Assembly (MEA) at the center of the fuel cell. The Advent MEA, which derives its key benefits from the properties of Advent’s engineered membrane and electrode technology, enables a high power-density, longer-lasting and ultimately lower-cost fuel cell product.

Advent’s principal operations have been to develop and manufacture MEAs, and to design fuel cell stacks and complete fuel cell systems for a range of applications in the stationary power, portable power, automotive, aviation, energy storage and sensor markets. Advent has its headquarters in Livermore, California, and product development facilities in Livermore, California and Patras, Greece.

The majority of Advent’s current revenue derives from Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) with world-leading OEMs for the development of joint products. The ultimate goal is that OEMs will bring to the market with Advent-inside technology (the Advent MEA and/or the Advent Fuel Cell Stack). The Company has also extensive know-how and IP in the development of full fuel cell systems that it intends to license out to OEMs and Tier1s through technology license agreements. Advent has also secured grant funding for a range of projects from research agencies and other organizations. Advent expects to continue to be eligible for grant funding based on its product development activities over the foreseeable future.

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

On September 16, 2024, Advent Technologies SA (“ATSA”), a subsidiary of the Company, received a letter from the Greek Ministry of Finance (the “Letter”) indicating that the Company is no longer eligible to receive funding under the previously awarded grant with respect to the Important Projects of Common European Interest (“IPCEI”) proposed project, Green HiPo, due to the Company’s current financial condition. ATSA has filed an appeal as permitted by the Letter.

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

Sales of Common Stock, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market equity offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at prevailing market prices at the time of sale or as otherwise agreed with the Agent. Advent has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Common Stock under the Agreement and may at any time suspend offers under the Agreement or terminate the Agreement. The ATM Offering will terminate upon the termination of the ATM Agreement as permitted therein. As of March 31, 2024, the Agent had sold an aggregate of 201,299 shares for total consideration to the Company of $1.5 million.

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

Advent Technologies A/S declared bankrupt

On July 25, 2024, Advent Technologies A/S was declared bankrupt by the court in Aalborg, Denmark. The petition was brought by IDA, the union of engineers with a claim for €402,000. As the Company did not have the ability to pay the full amount due, the Danish court declared Advent Technologies A/S bankrupt. Advent Technologies A/S and its wholly-owned subsidiary Green Energy Philippines, Inc. will be liquidated by the court appointed trustee to settle all claims under the bankruptcy. The Company anticipates it will receive no residual assets and has prepared proforma financial information adjusting the Balance Sheet amounts as of March 31, 2024, and December 31, 2023, for the Danish Subsidiary Bankruptcy. The remainder of the Company’s legal entities have no plans to declare bankruptcy and will continue as going concern entities.

Key Factors Affecting Our Results

Advent believes that its performance and future success depend on several factors that present significant opportunities for Advent but also pose risks and challenges, including those discussed below.

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. In order for Advent to be able to capitalize this opportunity the Company will need to accomplish the MEA performance targets and also partner with OEMs that can bring end products to the market based on Advent’s technology. Advent is focusing its efforts on enabling these OEMs and working with them closely.

Successful development of the Advanced MEA product

Advent’s future success depends in large part on the increasing integration of the hydrogen and efuel (eMethanol, renewable natural gas) fuel cell into the energy transition globally over the next decade. In order to become cost-competitive with existing renewable power generation and energy storage technology and achieve widespread adoption, fuel cells will need to achieve substantial improvement in the cost/kW performance ratio delivered to prospective fuel cell customers, predominantly OEMs, System Integrators and major energy companies. Advent expects to play an important enabling role in the adoption of hydrogen and methanol fuel cells, as its MEA technology is the critical determining factor in the cost/kW performance ratio of the fuel cells. In partnership with the Los Alamos National Laboratory, Advent is currently developing its next generation MEA technology (“Advent MEA”) which is anticipated to deliver as much as three times the power output of its current MEA product. While Advent is already projecting being able to pass through cost benefits to its customers through economies of scale as it increases MEA production, the successful development of the Advent MEA will be an important factor in delivering the required improvement in cost/kw performance to Advent’s customers.

Basis of Presentation

Advent’s consolidated financial statements have been prepared in accordance with U.S. GAAP. Advent has determined that it operates in one reportable segment. See Note 1 “Basis of Presentation” in the accompanying consolidated financial statements for more information.

Components of Results of Operations

Revenue

Revenues consist of sales of goods (MEAs, membranes, fuel cell stacks, fuel cell systems and electrodes) and servicing of those systems, as well as engineering fees and revenue from Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) with world-leading OEMs for the development of joint products. Advent expects revenues to increase materially and be weighted towards JDAs and TAAs over time.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $0.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

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

Amortization of intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell were the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years. Amortization expense of nil and $0.1 million has been recognized for the three months ended March 31, 2024 and 2023, respectively. The reduction in the amortization expense is due to significant impairment charges that were recognized in 2023.

The intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES were the Patents amounting to $16.9 million, the Process know-how (IPR&D) amounting to $2.6 million and the Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year. Amortization expense of nil and $0.1 million has been recognized in relation to these intangibles for the three months ended March 31, 2024 and 2023, respectively. The reduction in the amortization expense is due to significant impairment charges that were recognized in 2023.

Income taxes

During the three months ended March 31, 2024, the Company recorded income tax benefit of $0.1 million mainly related to net operating loss carryforwards. During the three months ended March 31, 2023, the Company recorded income tax expenses of $0.8 million mainly related to the Company’s recoverability reassessment of research and development tax credits in Denmark. As of March 31, 2024 and December 31, 2023, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2024 and 2023, and the changes between periods.

	Three months ended March 31, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2024	2023	$ change	% change
Revenue, net	$3,451	$977	$2,474	253.2%
Cost of revenues	(1,019)	(1,484)	465	(31.3)%
Gross profit / (loss)	2,432	(507)	2,939	(579.7)%
Income from grants	1,437	534	903	169.1%
Research and development expenses	(1,415)	(3,141)	1,726	(55.0)%
Administrative and selling expenses	(6,903)	(8,489)	1,586	(18.7)%
Sublease income	145	-	145	N/A
Amortization of intangibles	(1)	(221)	220	(99.5)%
Operating loss	(4,305)	(11,824)	7,519	(63.6)%
Fair value change of warrant liability	59	390	(331)	(84.9)%
Finance income / (expenses), net	(232)	110	(342)	(310.9)%
Foreign exchange gains / (losses), net	(9)	(41)	32	(78.0)%
Loss contingency	(4,907)	-	(4,907)	N/A
Other income / (expenses), net	(17)	173	(190)	(109.8)%
Loss before income tax	(9,411)	(11,192)	1,781	(15.9)%
Income tax	55	(796)	851	(106.9)%
Net loss	$(9,356)	$(11,988)	$2,632	(22.0)%
Net loss per share
Basic loss per share	(3.62)	(6.92)	3.30	N/A
Basic weighted average number of shares	2,584,918	1,733,439	N/A	N/A
Diluted loss per share	(3.62)	(6.92)	3.30	N/A
Diluted weighted average number of shares	2,584,918	1,733,439	N/A	N/A

Revenue, net

Our total revenue increased by approximately $2.5 million from approximately $1.0 million in the three months ended March 31, 2023 to approximately $3.5 million in the three months ended March 31, 2024. The increase was driven by our services provided under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) in the three months ended March 31, 2024.

Cost of Revenues

Cost of revenues decreased by approximately $0.5 million from approximately $1.5 million in the three months ended March 31, 2023 to approximately $1.0 million in the three months ended March 31, 2024. The decrease in cost of revenues was related to the focus on providing services under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) and a shift from product sales during the period.

Income from Grants

Our income from grants increased by approximately $0.9 million from approximately $0.5 million in the three months ended March 31, 2023 to approximately $1.4 million in the three months ended March 31, 2024. The increase was driven by our services provided in Denmark and Greece in the three months ended March 31, 2024.

Research and Development Expenses

Research and development expenses were approximately $1.4 million and $3.1 million in the three months ended March 31, 2024 and 2023, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $6.9 million in the three months ended March 31, 2024, and $8.5 million in the three months ended March 31, 2023. The decrease was primarily due to staff departures and cost reductions implemented throughout 2024 and 2023.

Sublease income

The Company earned sublease income of $0.1 in the three months ended March 31, 2024, however, the sublease was terminated in April 2024.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to $0.1 million and $0.4 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended March 31, 2024 and 2023, respectively.

Finance income / (expenses), net

The Company accrued interest expense of $(0.2) million related to the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the three months ended March 31, 2024. The Company accrued interest income of $0.1 million mainly related to bank deposits for the three months ended March 31, 2023.

Loss contingency

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. The Company plans to appeal the decision and has instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. At this time, the Company cannot accurately predict the outcome of this matter, however, has recorded a loss contingency in the amount of $4.9 million as of March 31, 2024.

Liquidity and Capital Resources

At March 31, 2024 and for the three months then ended, the Company had $0.8 million in cash and cash equivalents, used $2.9 million of cash in operating activities, had $7.2 million in current assets and $17.3 million in current liabilities, leaving the Company a working capital deficit of $(10.1) million.

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

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2024 and 2023, and the changes between periods.

	Three Months Ended March 31, (unaudited)
(Amounts in thousands)	2024	2023	$ change	% change
Net Cash used in Operating Activities	$(2,876)	$(11,448)	$8,572	(74.9)%

Cash Flows from Investing Activities:
Purchases of property and equipment	(29)	(911)	882	(96.8)%
Advances for the acquisition of property and equipment	-	(976)	976	N/A
Net Cash used in Investing Activities	$(29)	$(1,887)	$1,858	(98.5)%

Cash Flows from Financing Activities:
Issuance of common stock and paid-in capital	126	-	126	N/A
Net cash provided by Financing Activities	$126	$-	$126	N/A

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(2,779)	$(13,335)	$10,556	(79.2)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(11)	11	(22)	(200.0)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	4,412	33,619	(29,207)	(86.9)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of period	$1,622	$20,295	$(18,673)	(92.0)%

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

Net cash used in operating activities was approximately $(2.9) million and $(11.4) million for the three months ended March 31, 2024 and 2023, respectively, which related to outflows in connection with administrative and selling expenses, research and development expenses, and costs associated with insurances services and other personnel costs.

Cash Flows used in Investing Activities

Advent’s cash flows used in investing activities was approximately $(0.1) million and $(1.9) million for the three months ended March 31, 2024 and 2023, respectively, which mostly related to the acquisition of plant and equipment.

Cash Flows provided by Financing Activities

Advent’s cash flows provided by financing activities was approximately $0.1 million and nil for the three months ended March 31, 2024 and 2023, respectively, represent the net proceeds of issuance of common stock and paid-in capital in connection with the At the Market Offering with H.C. Wainwright & Co., LLC.

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

No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to a fractional share received a proportional cash payment in April 2024.

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of March 31, 2024 and December 31, 2023, Advent recognized contract assets of $11 thousand and $21 thousand, respectively, on the consolidated balance sheets.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of March 31, 2024 and December 31, 2023, Advent recognized contract liabilities of $2.3 million and $2.0 million, respectively, in the consolidated balance sheets. During the three months ended March 31, 2024 and 2023, we recognized $0.1 million and $0.2 million in revenues, respectively.

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

For the three months ended March 31, 2024 and 2023, net income tax (expenses) benefits of $0.1 million and $(0.8) million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. Advent is subject to income tax examinations by major taxing authorities.

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

Warrant Liability

Advent accounts for the 878,985 warrants (comprising of 813,314 Public Warrants and 65,671 Private Placement Warrants) issued in connection with the initial public offering and the 13,333 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, we classify these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the three months ended March 31, 2024 and 2023.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023.

EBITDA and Adjusted EBITDA	Three months ended March 31, (Unaudited)
(in Millions of US dollars)	2024	2023	$ change
Net loss	$(9.36)	$(11.99)	2.63
Depreciation of property and equipment	$0.72	$0.40	0.32
Amortization of intangibles	$-	$0.22	(0.22)
Finance income / (expenses), net	$0.23	$(0.11)	0.34
Loss contingency	$4.91	$-	4.91
Other income / (expenses), net	$0.02	$(0.17)	0.19
Foreign exchange differences, net	$0.01	$0.04	(0.03)
Income taxes	$(0.06)	$0.80	(0.86)
EBITDA	$(3.53)	$(10.81)	7.28
Net change in warrant liability	$(0.06)	$(0.39)	0.33
Adjusted EBITDA	$(3.59)	$(11.20)	7.61

Adjusted Net Loss

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three months ended March 31, 2024 and 2023.

Adjusted Net Loss	Three months ended March 31, (unaudited)
(in Millions of US dollars)	2024	2023	$ change
Net loss	$(9.36)	$(11.99)	2.63
Net change in warrant liability	$(0.06)	$(0.39)	0.33
Adjusted Net Loss	$(9.42)	$(12.38)	2.96

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of March 31, 2024, Advent had an unrestricted cash balance of approximately $0.8 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (currently also serving as Acting Chief Financial Officer) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report on Form 10-Q.

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

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q, management identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our Chief Executive Officer (currently also serving as Acting Chief Financial Officer) has concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Notwithstanding this material weaknesses identified, our management, including our Chief Executive Officer (currently also serving as Acting Chief Financial Officer), has concluded that our financial statements included in this Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP.

Management’s Quarterly Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment and the evaluation of those criteria, management, including our Chief Executive Officer (currently also serving as Acting Chief Financial Officer), concluded that our internal control over financial reporting was not effective as of March 31, 2024, due to the material weaknesses described below.

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

To mitigate the potential impact of material weaknesses, and prior to filing this report, we performed additional analysis and other post-closing procedures to determine that our consolidated financial statements are prepared in accordance with U.S. GAAP. These material weaknesses did not result in any material misstatements and there were no changes to previously released financial statements. Notwithstanding our material weaknesses, we have concluded that the financial statements and other financial information included in this Report on Form 10-Q fairly present in all material respects our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Plan

Following the identification of the material weaknesses in our internal control over financial reporting as of March 31, 2024, and with the oversight of the Audit Committee of our Board of Directors, we will commence remediation efforts to enhance our control environment.

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

Management are committed to successfully implementing the remediation plan as promptly as possible. Our plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Related to Our Operations and Business — We have identified material weaknesses in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If not remediated, these material weaknesses could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.” within the 2023 Annual Report.

Changes in Internal Control over Financial Reporting

Financial Statement Close and Reporting Process

We did not adequately maintain accounting records at the consolidated level, resulting in a loss of access to underlying systems and records with the bankruptcy of Advent Technologies A/S in July 2024. The Company generated estimates using internal management reporting and bank statements as part of the March 31, 2024, close and reporting process.

Except as otherwise noted above and also under “Remediation Plan,” including the on-going remediation efforts described, there were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented

PART II—OTHER INFORMATION

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

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired SerEnergy and FES, which acquisition closed on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute, and the parties presented closing arguments in May 2024. F.E.R. is asserting that it is due approximately €4.5 million based on the cap and corresponding value of the share consideration at the date of closing. On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. The Company plans to appeal the decision and has instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. At this time, the Company cannot accurately predict the outcome of this matter, however, has recorded a loss contingency in the amount of $4.9 million as of March 31, 2024.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, for a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading “Risk Factors” in our 2023 Annual Report. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, results of operations, cash flows or prospects. There are no material changes to the risk factors described in the 2023 Annual Report.

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

Date: October 15, 2024	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Vassilios Gregoriou
Vassilios Gregoriou
Acting Chief Financial Officer