Form 10-Q
period 2024-06-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2024-10-15
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$682	$3,562
Restricted cash, current	-	100
Accounts receivable, net	922	191
Contract assets	11	21
Inventories	1,986	2,707
Prepaid expenses and Other current assets	3,314	2,254
Total current assets	6,915	8,835
Non-current assets:
Intangibles, net	76	79
Property and equipment, net	6,734	21,549
Right-of-use assets	341	3,216
Restricted cash, non-current	-	750
Other non-current assets	303	308
Available for sale financial asset	-	-
Total non-current assets	7,454	25,902
Total assets	$14,369	$34,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$6,283	$5,087
Deferred income from grants, current	7	530
Contract liabilities	2,221	2,015
Loss contingency liabilities	5,162	-
Other current liabilities	1,768	1,916
Operating lease liabilities	162	2,186
Income tax payable	176	179
Total current liabilities	15,779	11,913
Non-current liabilities:
Bonds and other long-term debt, net	537	-
Warrant liability	-	59
Long-term operating lease liabilities	170	8,230
Defined benefit obligation	91	83
Deferred income from grants, non-current	-	320
Other long-term liabilities	671	684
Total non-current liabilities	1,469	9,376
Total liabilities	17,248	21,289

Commitments and contingent liabilities

Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000 at June 30, 2024 and December 31, 2023; Issued and outstanding: 2,636,508 and 2,580,159 at June 30, 2024 and December 31, 2023, respectively)	-	-
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at June 30, 2024 and December 31, 2023; nil issued and outstanding at June 30, 2024 and December 31, 2023)	-	-
Additional paid-in capital	199,265	194,941
Accumulated other comprehensive loss	(2,356)	(2,334)
Accumulated deficit	(199,788)	(179,159)
Total stockholders’ equity / (deficit)	(2,879)	13,448
Total liabilities and stockholders’ equity	$14,369	$34,737

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2024	2023	2024	2023
Revenue, net	$805	$1,112	$4,256	$2,089
Cost of revenues	(155)	(1,905)	(1,174)	(3,389)
Gross loss	650	(793)	3,082	(1,300)
Income from grants	677	660	2,114	1,194
Research and development expenses	(3,587)	(2,883)	(5,002)	(6,024)
Administrative and selling expenses	(6,372)	(8,331)	(13,275)	(16,820)
Sublease income	-	138	145	265
Amortization of intangibles	(1)	(188)	(2)	(409)
Credit loss – customer contracts	-	(127)	-	(127)
Impairment losses	-	(9,763)	-	(9,763)
Operating loss	(8,633)	(21,287)	(12,938)	(32,984)
Fair value change of warrant liability	-	99	59	489
Finance income / (expenses), net	(54)	8	(286)	118
Foreign exchange gains / (losses), net	(156)	159	(165)	118
Loss contingency	36		(4,871)
Other income / (expenses), net	(2,466)	(806)	(2,483)	(760)
Loss before income tax	(11,273)	(21,827)	(20,684)	(33,019)
Income taxes	-	(4)	55	(800)
Net loss	$(11,273)	$(21,831)	$(20,629)	$(33,819)
Net loss per share
Basic loss per share	(4.28)	(12.26)	(7.91)	(19.25)
Basic weighted average number of shares	2,634,179	1,780,574	2,609,549	1,757,137
Diluted loss per share	(4.28)	(12.26)	(7.91)	(19.25)
Diluted weighted average number of shares	2,634,179	1,780,574	2,609,549	1,757,137

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2024	2023	2024	2023
Net loss	$(11,273)	$(21,831)	$(20,629)	$(33,819)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	50	(6)	(22)	330
Total other comprehensive loss	50	(6)	(22)	330
Comprehensive loss	$(11,223)	$(21,837)	$(20,651)	$(33,489)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in USD thousands, except share amounts)

	Three Months Ended June 30, 2024
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of March 31, 2024 (Unaudited)	-	$-	-	$-	2,605,135	$-	$197,000	$(188,515)	$(2,406)	$6,079
Issuance of common stock for cash (Unaudited)	-	-	-	-	31,373	-	156	-	-	156
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	-	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,109	-	-	2,109
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	-	-	-	-
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,273)	-	(11,273)
Other comprehensive gain (Unaudited)	-	-	-	-	-	-	-	-	50	50
Balance as of June 30, 2024 (Unaudited)	-	$-	-	$-	2,636,508	$-	$199,265	$(199,788)	$(2,356)	$(2,879)

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in USD thousands, except share amounts)

	Three Months Ended June 30, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of March 31, 2023 (Unaudited)	-	$-	-	$-	1,742,055	$-	$177,086	$(119,750)	$(2,268)	$55,068
Issuance of common stock (Unaudited)					200,984	-	4,179			4,179
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	4,301	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,317	-	-	2,317
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	332	-	-	332
Net loss (Unaudited)	-	-	-	-	-	-	-	(21,831)	-	(21,831)
Other comprehensive gain (Unaudited)	-	-	-	-	-	-	-	-	(6)	(6)
Balance as of June 30, 2023 (Unaudited)	-	$-	-	$-	1,947,340	$-	$183,914	$(141,581)	$(2,274)	$40,059

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in USD thousands, except share amounts)

	Six Months Ended June 30, 2024
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of December 31, 2023	-	$-	-	$-	2,580,159	$-	$194,941	$(179,159)	$(2,334)	$13,448
Issuance of common stock for cash (Unaudited)	-	-	-	-	56,349	-	282	-	-	282
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	-	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	4,042	-	-	4,042
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	-	-	-	-
Net loss (Unaudited)	-	-	-	-	-	-	-	(20,629)	-	(20,629)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(22)	(22)
Balance as of June 30, 2024 (Unaudited)	-	$-	-	$-	2,636,508	$-	$199,265	$(199,788)	$(2,356)	$(2,879)

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in USD thousands, except share amounts)

	Six Months Ended June 30, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of December 31, 2022	-	$-	-	$-	1,723,924	$-	$174,514	$(107,762)	$(2,604)	$64,148
Issuance of common stock (Unaudited)	-	-	-	-	200,984	-	4,179			4,179
Stock issued under stock compensation plan (Unaudited)					22,432	-	-			-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	4,889	-	-	4,889
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	332	-	-	332
Net loss (Unaudited)	-	-	-	-	-	-	-	(33,819)	-	(33,819)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	330	330
Balance as of June 30, 2023 (Unaudited)	-	$-	-	$-	1,947,340	$-	$183,914	$(141,581)	$(2,274)	$40,059

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Six months ended June 30, (Unaudited)
	2024	2023
Cash Flows from Operating Activities:
Net loss for the three months ended	$(20,629)	$(33,819)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	1,116	1,210
Amortization of intangible assets	2	409
Impairment loss of tangible and intangible assets and goodwill	-	9,763
Provision for litigation expenses	4,871	-
Credit loss allowance	-	59
Fair value gain of warrant liability	(59)	(489)
Stock-based compensation expense	4,042	4,889
Issuance of commitment shares	-	1,025
Benefit for current and deferred income taxes	(55)	801
Net losses on disposal/write-offs of property, plant and equipment and intangible assets	12,733	-
Provision for inventories	239	-
Net periodic cost of defined benefit obligation	9	12
Foreign exchange differences, net	(111)	-
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	(586)	(119)
Decrease/(increase) in contract assets	9	1
Decrease/(increase) in inventories	422	(2,322)
Increase in prepaid expenses and other current assets	(443)	(664)
Decrease in other non-current assets	3	1,329
(Decrease)/increase in trade payables	1,239	(23)
Decrease in deferred income from grants	(832)	542
Increase in loss contingency liability	292	-
(Decrease)/increase in contract liabilities	255	158
(Decrease)/increase in other current liabilities	(119)	(1,104)
Decrease in other long-term liabilities	-	(121)
Operating lease asset and liabilities	(7,208)	(436)
Net Cash used in Operating Activities	$(4,810)	$(18,899)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	300	-
Purchases of property and equipment	(28)	(2,348)
Advances for the acquisition of property and equipment	-	(1,214)
Acquisition of subsidiaries	-	(1,864)
Net Cash provided by / (used in) Investing Activities	$272	$(5,426)

Cash Flows from Financing Activities:
Proceeds of issuance of common stock and paid-in capital	282	3,410
Proceeds from borrowings	540
Net Cash provided by Financing Activities	$822	$3,410

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(3,716)	$(20,915)
Effect of exchange rate changes on cash, cash equivalent, restricted cash and restricted cash equivalents	(14)	94
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of the period	4,412	33,619
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of the period	$682	$12,798

Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$682	$10,052
Restricted cash, current	-	1,996
Restricted cash, non-current	-	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$682	$12,798

Non-cash Financing Activities:
Issuance of common stock and paid-in capital	$-	$769

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

The Company has limited financial information, for the period January 1, 2024, through June 30, 2024, including the statement of operation information for Advent Technologies A/S, its wholly owned subsidiary Advent Green Energy Philippines, Inc. and Advent Technologies GmbH due to the bankruptcy of Advent Technologies A/S and the related loss of access to the underlying accounting records and access to Company finance personnel. The Company estimated changes in balance sheet accounts, revenue and expenses based upon bank statements and internal management reporting. The subsidiaries do not qualify for discontinued operations until Q3 2024.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company considers that the going concern basis is appropriate for the preparation of its unaudited condensed consolidated financial statements, as it is pursuing additional fund raising as disclosed below and has no intentions to proceed with liquidation. The going concern basis of presentation assumes that the Company will continue in operation one year from the date these unaudited condensed consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As such, the accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. Following the significant non adjusting subsequent events of Advent Technologies A/S bankruptcy, the Company presents a Proforma Consolidated Balance Sheet as at June 30, 2024 and December 31, 2023 in the Note 22 to the consolidated financial statements to reflect the impact of those events.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the six months ended June 30, 2024, the Company used $4.8 million of cash in operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Furthermore, the Company has suffered recurring operating losses and has a negative net working capital position of $8.9 million as of June 30, 2024. In addition, as of the issuance date of these unaudited condensed consolidated financial statements the Company is overdue in a number of its obligations which could give the right to creditors at any time from the issuance date of these consolidated financial statements to raise legal action against the Company which in turn could potentially lead to liquidation action against the Company and/or its subsidiaries. The transition to profitability and positive cash flow is highly dependent upon the successful development, approval, and commercialization of the Company’s products and the achievement of a revenue level adequate to support its cost structure and the Company can give no assurances that this will occur. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of June 30, 2024, of $0.7 million and $0.5 million as of September 25, 2024, are not sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding in the very near term, otherwise the Company may immediately substantially curtail or terminate its operations.

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

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations and repay its existing and future liabilities and other obligations through the sale of equity and/or debt securities and, to the extent available, short-term and long-term loans. As part of its plan, on July 30, 2024, the Company entered into a securities purchase agreement, (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which, at the closing, defined as the filing date of the Company’s 10-K, the Company will issue to the Investor a senior promissory note in the principal amount of $1 million (the “Senior Note”), repayable within one year and bearing interest of 18%. The Company has not yet closed on the $1 million financing and no loan proceeds have yet been received by the Company. However, the Company and the Investor are working together to close this financing as soon as possible. The Investor has also committed to provide the Company with a one-year revolving line of credit for an aggregate maximum principal amount of $2 million, again bearing interest of 18% (the two debt transactions are referred to as the “Financing”). The $2 million financing is contingent upon the Company’s filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an underwritten or “best efforts” public offering by the Company of its common stock, and/or common stock equivalents registered under the Securities Act of 1933, as amended for proceeds to the Company of not less than $5 million (a “Qualified Public Equity Offering”). The Company can give no assurances as of the date of issuance of the consolidated financial statements as to whether the Company will be successful in raising this Financing and executing a Qualified Public Equity Offering. The Company will use the proceeds from the Financing for general corporate purposes, including expenses related to the preparation of its Quarterly Report on Form 10-Q for the six months ended June 30, 2024, and expenses to facilitate a Qualified Public Equity Offering and the proceeds of the Qualified Public Equity Offering for general corporate purposes.

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

The Company did not apply any new accounting policies during the six-month period ended June 30, 2024 other than those noted below.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition. As of December 31, 2023, the Company has cash and cash equivalents which are restricted of $0.9 million. The restricted cash equivalent is a letter of credit required by the Company’s lease agreement for the Hood Park facility in Boston, MA. The letter of credit is required for the duration of the lease agreement which commenced in October 2022 was terminated in June 2024 resulting in the release of the letter of credit in the benefit of the landlord.

The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows:

	June 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Cash and cash equivalents	$682	$3,562
Restricted cash, current	-	100
Restricted cash, non-current	-	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$682	$4,412

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

The changes in the accrued warranty reserve for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$894	$972	$911	$1,047
Additions	-	53	-	73
Settlements	-	(55)	-	(168)
Foreign exchange fluctuations	(1)	(1)	(18)	17
Balance at end of period	$893	$969	$893	$969

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the three and six months ended June 30, 2024, the Company recognized $7 thousand and $14 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively. For the three and six months ended June 30, 2023, the Company recognized $7 thousand and $13 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. As of June 30, 2024, the Company continues to fully reserve the Bond Loan as an expected credit loss. The Company did not recognize any unrealized gain / (loss) during the three and six months ended June 30, 2024, or 2023.

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

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

As of June 30, 2024 (Unaudited)
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

Changes in the fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2024 and 2023 were as follows:

Available for Sale Financial Asset
	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Estimated fair value (beginning of period)	$-	$326	$-	$320
Estimated fair value of available for sale financial asset acquired	-	-	-	-
Foreign exchange fluctuations	-	-	-	6
Change in estimated fair value	-	-	-	-
Estimated fair value (end of period)	$-	$326	$-	$326

Warrant Liability
	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Estimated fair value (beginning of period)	$-	$608	$59	$998
Change in estimated fair value	-	(99)	(59)	(489)
Reclassification of private placement warrants	-	(332)	-	(332)
Estimated fair value (end of period)	$-	$177	$-	$177

The Warrant Liability is remeasured to its fair value at each reporting period and upon settlement. The change in fair value is recognized in “Fair value change of warrant liability” on the consolidated statements of operations.

3. Related party disclosures

Balances with related parties

The were no outstanding balances with related parties as of June 30, 2024 and December 31, 2023.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

4. Accounts receivable, net

Accounts receivable consist of the following:

	June 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Accounts receivable from third party customers	$1,277	$552
Less: Allowance for credit losses	(355)	(361)
Accounts receivable, net	$922	$191

5. Inventories

Inventories consist of the following:

	June 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Raw materials and supplies	$8,721	$9,461
Work-in-process	355	223
Finished goods	5,173	5,275
Total	$14,249	$14,959
Provision for inventory	(12,263)	(12,252)
Total	$1,986	$2,707

The changes in the provision for inventory is as follows:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$(12,271)	$(236)	$(12,252)	$(232)
Additions during the period	-	-	(239)	-
Exchange differences	8	-	228	(4)
Balance at end of period	$(12,263)	$(236)	$(12,263)	$(236)

6. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

	June 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Prepaid insurance expenses	$751	$155
Prepaid research expenses	13	36
Other prepaid expenses	999	958
Total	$1,763	$1,149

Prepaid insurance expenses as of June 30, 2024 and December 31, 2023 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of June 30, 2024 and December 31, 2023 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 17.

Other prepaid expenses as of June 30, 2024 and December 31, 2023 mainly include prepayments for professional fees and purchases, which also include costs to fulfill a contract with customers which are expected to be recognized within 2024, upon delivery of services to these customers.

Other current assets are analyzed as follows:

	June 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
VAT receivable	$114	$273
Withholding tax	19	20
Grant receivable	559	570
Purchases under receipt	-	1
Guarantees	9	9
Other receivables	707	152
Accrued sublease income	130	80
Accrued interest income	13	-
Total	$1,551	$1,105

7. Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of June 30, 2024 and December 31, 2023 is as follows:

	As of June 30, 2024 (Unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$(406)	$-
Total indefinite-lived intangible assets	$406	$-	$(406)	$-
Finite-lived intangible assets:
Patents	21,221	(3,247)	(17,974)	-
Process know-how (IPR&D)	2,612	(1,017)	(1,595)	-
Order backlog	266	(266)	-	-
Software	229	(153)	-	76
Total finite-lived intangible assets	$24,328	$(4,683)	$(19,569)	$76
Total intangible assets	$24,734	$(4,683)	$(19,975)	$76

	As of December 31, 2023
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$(406)	$-
Total indefinite-lived intangible assets	$406	$-	$(406)	$-
Finite-lived intangible assets:
Patents	21,221	(3,247)	(17,974)	-
Process know-how (IPR&D)	2,612	(1,017)	(1,595)	-
Order backlog	266	(266)	-	-
Software	233	(154)	-	79
Total finite-lived intangible assets	$24,332	$(4,684)	$(19,569)	$79
Total intangible assets	$24,738	$(4,684)	$(19,975)	$79

The Company did not record any additions to indefinite-lived intangible assets during the three and six months ended June 30, 2024 and 2023.

The amortization expense for the intangible assets for the three months ended June 30, 2024 and 2023 was $1.0 thousand and $0.2 million, respectively. The amortization expense for the intangible assets for the six months ended June 30, 2024 and 2023 was $2.0 thousand and $0.4 million, respectively.

All remaining intangible assets, other than software, from the UltraCell and SerEnergy and FES acquisitions were impaired during the year ended December 31, 2023.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of June 30, 2024 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2024	$14
2025	28
2026	34
2027	-
2028	-
Thereafter	-
Total	$76

8. Property, plant and equipment, net

The Company’s property, plant and equipment, net, consisted of the following:

	June 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Land, Buildings & Leasehold Improvements	$2,857	$14,475
Machinery	9,389	14,308
Equipment	4,033	4,785
	$16,279	$33,568
Less: accumulated depreciation	(7,161)	(9,635)
Less: impairment	(2,384)	(2,384)
Total	$6,734	$21,549

During the three and six months ended June 30, 2024, additions to property, plant and equipment of nil and $28 thousand, respectively, for equipment. During the three and six months ended June 30, 2023, additions to property, plant and equipment were $1.4 million and $3.9 million, respectively, primarily consisting of machines and assets related to the construction of the Hood Park facility. Additionally, on April 27, 2023, the Company entered into an agreement with ETTEL S.A. to purchase land in Kozani, Greece in the amount of €0.8 million.

During the three and six months ended June 30, 2024, the Company disposed of leasehold improvements, sold machinery and disposed of other equipment with an aggregate net book value of $13.6 million for net proceeds of $0.9 million resulting in a loss of $12.7 million.

On June 29, 2024, in an effort to reduce costs, the Company decided to abandon the facility at Hood Park and was able to find a new tenant to occupy the space. The Company and the landlord agreed to accelerate the expiration of the lease to occur on June 30, 2024. The Company had a letter of credit in the amount of $750 thousand in favor of the landlord and that letter of the credit was released to the landlord in satisfaction of any claims against the Company. During the three months ended June 30, 2024, the Company wrote off $9.8 million of leasehold improvements and $0.5 million of furniture as part of the exit of Hood Park. As of December 31, 2023, the Company had $10.4 million of leasehold improvements and $0.5 million, of furniture that will be forfeited as part of the exit of Hood Park.

On May 7, 2024, the Company entered into an agreement to sell some of its coating machines (part of its property, plant and equipment) from the Hood Park facility for $0.9 million resulting in a loss of $2.5 million. On May 8, 2024, the Company received an initial deposit of $0.3 million and the remaining $0.6 million in July 2024. The remaining machinery and equipment from Hood Park was relocated and is planned for use at the Company’s other locations.

Depreciation expense during the three months ended June 30, 2024 and 2023 was $0.4 million and $0.8 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $1.1 million and $1.2 million, respectively.

On May 10, 2024, the Company entered into a loan agreement for $0.5 million and is fully collateralized with the Company’s building located at Lyngvej 8, 9000 Aalborg. The loan has a fixed term of 2 years and 1 month and is charged annual interest of 12%. Interest is due monthly with the principal balance due upon maturity.

There are no other collaterals or commitments on the Company’s property, plant and equipment.

9. Other non-current assets

Other non-current assets as of June 30, 2024 and December 31, 2023 are mostly comprised of guarantees to suppliers of $0.3 million and $0.3 million, respectively.

10. Trade and other payables

Trade and other payables as of June 30, 2024 and December 31, 2023 include balances of suppliers and consulting service providers of $6.3 million and $5.1 million, respectively.

11. Other current liabilities

As of June 30, 2024 and December 31, 2023, other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Accrued expenses(1)	$716	$831
Other short-term payables	249	262
Taxes and duties payable	249	257
Provision for unused vacation	243	248
Accrued provision for warranties, current portion (Note 14)	223	228
Social security funds	80	81
Overtime provision	8	9
Total	$1,768	$1,916

(1)	Accrued expenses are analyzed as follows:

	June 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Accrued expenses for legal and consulting fees	$242	$219
Accrued payroll fees	39	139
Other accrued expenses	435	473
Total	$716	$831

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

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $0.5 million. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $0.1 million which is included in Other non-current assets on the consolidated balance sheet as of June 30, 2024, and December 31, 2023. On April 17, 2024, the landlord terminated the lease for past due rent totaling $0.2 million.

On January 9, 2023, the Company entered into a sublease agreement by and among the Company, in its capacity as sublandlord, BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord, and Hughes Boston, Inc. (“Hughes”), in its capacity as subtenant. The sublease provides for the rental by Hughes of office space at 200 Clarendon Street, Boston, MA 02116. Under the terms of the sublease, Hughes subleases 6,041 square feet at an initial fixed annual rent of $0.6 million and will increase 3.0% on each anniversary of the sublease commencement date. The term of the sublease is through March 2026 (unless terminated as provided in the sublease) and the sublease commencement date was February 1, 2023. The sublease was terminated on April 17, 2024 in connection with the termination of the lease agreement with BP Hancock LLC, in its capacity as landlord.

During the three months ended June 30, 2024, and June 30, 2023, the Company recognized nil and $0.1 million, respectively, in rent income. During the six months ended June 30, 2024 and June 30, 2023, the Company recognized $0.1 million and $0.1 million in rent income, respectively. Rent income is included within sublease income in the unaudited condensed consolidated statement of operations

Additionally, the Company’s subsidiaries, Advent Technologies S.A., UltraCell LLC, Advent Technologies A/S and Advent Green Energy Philippines, Inc., have in place rental agreements for the lease of office and factory spaces.

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

Rental expense for all operating leases was $4.2 million and $0.4 million for the three months ended June 30, 2024, and 2023, respectively. For the three months ended June 30, 2024, and 2023, rental expense for short-term leases was nil and $0.1 million, respectively.

Rental expense for all operating leases was $4.7 million and $1.0 million for the six months ended June 30, 2024, and 2023, respectively. For the six months ended June 30, 2024, and 2023, rental expense for short-term leases was $0.01 million and $0.1 million, respectively.

As of June 30, 2024, and December 31, 2023, the right of use assets, net associated with operating leases was $0.3 million and $3.2 million, respectively.

As of June 30, 2024, undiscounted maturities of operating lease liabilities remaining are as follows (amounts in thousands):

Operating Leases
Fiscal Year Ended December 31,
2024	$90
2025	145
2026	109
2027	7
2028	2
Thereafter	-
Total undiscounted lease payments	$353
Less: imputed interest	(21)
Total discounted lease payments	$332
Less: current portion	(162)
Long-term lease liabilities	$170

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

As of June 30, 2024 and December 31, 2023, the Company had an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2024, an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

14. Other long-term liabilities

Other long-term liabilities as of June 30, 2024 and December 31, 2023 mainly include an amount of $0.7 million and $0.7 million, respectively, being the non-current portion of a total accrued warranty reserve of $0.9 million and $0.9 million, respectively.

15. Stockholders’ Equity

Shares Authorized

As of June 30, 2024, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

From February 2, 2024, through March 28, 2024, 24,976 shares of common stock were issued in connection with the At the Market Offering with H.C. Wainwright & Co., LLC for net proceeds of $0.1 million

From April 1, 2024 through April 15, 2024, 31,373 shares of common stock were issued in connection with the At the Market Offering with H.C. Wainwright & Co., LLC for net proceeds of $0.2 million.

As of June 30, 2024 and December 31, 2023, there were 2,636,508 and 2,580,159 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

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

As of December 31, 2020, the Company had 735,069 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 760 shares at $345.00 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 760 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. Following these exercises, as of June 30, 2024, the Company’s Public Warrants amounted to 813,314.

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

Stock-Based Compensation Plans

2021 Equity Incentive Plan

The Company’s Board of Directors and stockholders previously approved the 2021 Equity Incentive Plan (the “Plan”) to reward certain employees and directors of the Company. The Plan has been established to advance the interests of the Company by providing for the grant to Participants of Stock and Stock-based Awards. The maximum number of shares of Common Stock that may be delivered in satisfaction of Awards under the Plan is 569,273 shares. On April 29, 2024, the stockholders voted to increase the number of shares of Common Stock issuable under the Company’s 2021 Equity Incentive Plan from 230,530 to 569,273.

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. The Company did not grant Stock Options during the three and six months ended June 30, 2024.

Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.7 million and $1.4 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statements of operations for the three and six months ended June 30, 2024, respectively. The Company recognized compensation cost of $0.7 million and $1.6 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statements of operations for the three and six months ended June 30, 2023, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the six months ended June 30, 2024:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	57,894	$124.24
Vested	(17,325)	$146.51
Forfeited	(9,756)	$99.72
Unvested as of June 30, 2024	30,813	$119.49

As of June 30, 2024, there was $2.6 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $1.4 million and $2.7 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statements of operations for the three and six months ended June 30, 2024, respectively. The Company recognized compensation cost of $1.6 million and $3.3 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statements of operations for the three and six months ended June 30, 2023, respectively. The Company also has a policy of accounting for forfeitures when they occur. The Company did not grant RSUs during the three months ended June 30, 2024.

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	67,894	$200.1
Vested	(25,572)	$209.90
Forfeited	(10,091)	$138.60
Unvested as of June 30, 2024	32,231	$211.27

As of June 30, 2024, there was $4.3 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

16. Revenue

Revenue is analyzed as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in thousands)	2024	2023	2024	2023
Sales of goods	$255	$1,026	$2,588	$1,795
Sales of services	550	86	1,668	294
Total revenue from contracts with customers	$805	$1,112	$4,256	$2,089

The timing of revenue recognition is analyzed as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in thousands)	2024	2023	2024	2023
Timing of revenue recognition
Revenue recognized at a point in time	$709	$1,112	$3,508	$2,089
Revenue recognized over time	96	-	748	-
Total revenue from contracts with customers	$805	$1,112	$4,256	$2,089

As of June 30, 2024 and December 31, 2023, Advent recognized contract assets of $11 thousand and $21 thousand, respectively, on the consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, Advent recognized contract liabilities of $2.2 million and $2.0 million, respectively, in the consolidated balance sheets. During the six months ended June 30, 2024, the Company recognized the amount of $0.1 million in revenues.

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

Expenses from Collaborative Arrangements

For the three and six months ended June 30, 2024, an amount of $31 thousand and $0.1 million has been recognized in research and development expenses on the unaudited condensed consolidated statements of operations, respectively. For the three and six months ended June 30, 2023, an amount of $0.5 million and $1.3 million has been recognized in research and development expenses on the consolidated statements of operations, respectively.

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

During the three and six months ended June 30, 2024, the Company recorded income tax benefit of nil and $0.1 million, respectively, mainly related to net operating loss carryforwards. the Company recorded income tax provisions of $4 thousand and $0.8 million, respectively, mainly related to the Company’s recoverability assessment of research and development tax credits in Denmark. As of June 30, 2024, and December 31, 2023, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in thousands)	2024	2023	2024	2023
North America	$649	$86	$2,921	$477
Europe	92	976	1,156	1,487
Asia	64	50	179	125
Total net sales	$805	$1,112	$4,256	$2,089

20. Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired SerEnergy and FES, which acquisition closed on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute, and the parties presented closing arguments in May 2024. F.E.R. is asserting that it is due approximately €4.5 million based on the cap and corresponding value of the share consideration at the date of closing. On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. The Company plans to appeal the decision and has instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. At this time, the Company cannot accurately predict the outcome of this matter, however, has recorded a loss contingency in the amount of $4.9 million, accrued interest expense of $0.3 million for a total of $5.2 million accrued loss liability as of June 30, 2024.

There is no other material pending or threatened litigation against the Company that remains outstanding as of June 30, 2024, that is considered probable or reasonably possible.

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of June 30, 2024 and December 31, 2023, the Company did not hold any letters of guarantee.

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

The following table summarizes our contractual obligations as of June 30, 2024:

Fiscal Year Ended December 31,	Quantity (pieces)	Quantity (m2)	Price (Amounts in thousands)
2024	57,600	6,174	2,304
2025	-	8,000	2,150
Total	57,600	14,174	$4,454

The Company has not accrued for these unrecognized commitment obligations as of December 31, 2023, and June 30, 2024.

21. Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss	$(11,273)	$(21,831)	$(20,629)	$(33,819)
Denominator:
Basic weighted average number of shares	2,634,179	1,780,574	2,609,549	1,757,137
Diluted weighted average number of shares	2,634,179	1,780,574	2,609,549	1,757,137
Net loss per share:
Basic	$(4.28)	$(12.26)	$(7.91)	$(19.25)
Diluted	$(4.28)	$(12.26)	$(7.91)	$(19.25)

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

As the Company incurred losses for the three and six months ended June 30, 2024 and 2023, the effect of including any potential shares of Common Stock in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

22. Subsequent Events

On July 25, 2024, Advent Technologies A/S was declared bankrupt by the court in Aalborg, Denmark. The petition was brought by IDA, the union of engineers with a claim for €402,000. As the Company did not have the ability to pay the full amount due, the Danish court declared Advent Technologies A/S bankrupt. Advent Technologies A/S and its wholly-owned subsidiary Green Energy Philippines, Inc. will be liquidated by the court appointed trustee to settle all claims under the bankruptcy. The Company anticipates it will receive no residual assets and has prepared proforma financial information as of December 31, 2023, and June 30, 2024, adjusting the Balance Sheet for the Danish Subsidiary Bankruptcy. The remainder of the Company’s legal entities have no plans to declare bankruptcy and will continue as going concern entities.

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

Pro forma Information (Unaudited): The below table presents the pro forma consolidated balance sheet of Advent Technologies Holdings inc. as of June 30, 2024, reflecting adjustments for the removal of the balance sheet amounts as of June 30, 2024, as a result of the subsequent bankruptcy of Advent Technologies A/S and its wholly owned subsidiary.

Proforma consolidated balance sheet (unaudited)	June 30, 2024 (Reported)	Advent Technologies A/S Removal	June 30, 2024 (Proforma)
ASSETS
Current assets:
Cash and cash equivalents	$682	$(88)	$594
Restricted cash, current	-	-	-
Accounts receivable, net	922	(123)	799
Contract assets	11	(11)	-
Inventories	1,986	(1,874)	112
Prepaid expenses and Other current assets	3,314	(1,387)	1,927
Total current assets	6,915	(3,483)	3,432
Non-current assets:
Intangibles, net	76	(10)	66
Property and equipment, net	6,734	(1,224)	5,510
Right-of-use assets	341	(35)	306
Restricted cash, non-current	-	-	-
Other non-current assets	303	(64)	239
Available for sale financial asset	-	-	-
Total non-current assets	7,454	(1,333)	6,121
Total assets	$14,369	$(4,816)	$9,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$6,283	$(566)	$5,717
Deferred income from grants, current	7	(7)	-
Contract liabilities	2,221	(1,553)	668
Loss contingency liabilities	5,162	-	5,162
Other current liabilities	1,768	(863)	905
Operating lease liabilities	162	(29)	133
Income tax payable	176	-	176
Total current liabilities	15,779	(3,018)	12,761
Non-current liabilities:
Bonds and other long-term debt, net	537	(537)	-
Warrant liability	-	-	-
Long-term operating lease liabilities	170	(6)	164
Defined benefit obligation	91	-	91
Deferred income from grants, non-current	-	-	-
Other long-term liabilities	671	(670)	1
Total non-current liabilities	1,469	(1,213)	256
Total liabilities	17,248	(4,231)	13,017

Commitments and contingent liabilities

Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000; Issued and outstanding: 2,636,508)	-	-	-
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at June 30, 2024 and December 31, 2023; nil issued and outstanding at June 30, 2024 and December 31, 2023)	-	-	-
Additional paid-in capital	199,265	-	199,265
Accumulated other comprehensive loss	(2,356)	1,371	(985)
Accumulated deficit	(199,788)	(1,956)	(201,744)
Total stockholders’ equity / (deficit)	(2,879)	(585)	(3,464)
Total liabilities and stockholders’ equity	$14,369	$(4,816)	$9,553

Until such time as the Company generates sufficient revenue to fund its operations (if ever), the Company plans to finance its operations and repay its existing and future liabilities and other obligations through the sale of equity and/or debt securities and, to the extent available, short-term and long-term loans. As part of its plan, on July 30, 2024, the Company entered into a securities purchase agreement, (the “Purchase Agreement”), with an institutional investor (the “Investor”) pursuant to which the Company will issue to the Investor a senior promissory note in the principal amount of $1 million (the “$1 million financing”), repayable within one year and bearing interest of 18%. The Company has not yet closed on the $1 million financing and no loan proceeds have yet been received by the Company. However, the Company and the Investor are working together to close this financing as soon as possible. The Investor has also committed to provide the Company with a one-year revolving line of credit for an aggregate maximum principal amount of $2 million, again bearing interest of 18% (the two debt transactions are referred to as the “Financing”). The $2 million financing is contingent upon the Company’s filing of a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to an underwritten or “best efforts” public offering by the Company of its common stock, and/or common stock equivalents registered under the Securities Act of 1933, as amended for proceeds to the Company of not less than $5 million (a “Qualified Public Equity Offering”). The Company can give no assurances as of the date of issuance of the consolidated financial statements as to whether the Company will be successful in raising this Financing and executing a Qualified Public Equity Offering. The Company will use the proceeds from the Financing for general corporate purposes, including expenses related to the preparation of its Quarterly Report on Form 10-Q for the three months ended June 30, 2024, and expenses to facilitate a Qualified Public Equity Offering and the proceeds of the Qualified Public Equity Offering for general corporate purposes.

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

Sales of Common Stock, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market equity offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at prevailing market prices at the time of sale or as otherwise agreed with the Agent. Advent has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Common Stock under the Agreement and may at any time suspend offers under the Agreement or terminate the Agreement. The ATM Offering will terminate upon the termination of the ATM Agreement as permitted therein. As of June 30, 2024, the Agent had sold an aggregate of 232,672 shares for total consideration to the Company of $1.7 million.

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

Advent Technologies A/S declared bankrupt

On July 25, 2024, Advent Technologies A/S was declared bankrupt by the court in Aalborg, Denmark. The petition was brought by IDA, the union of engineers with a claim for €402,000. As the Company did not have the ability to pay the full amount due, the Danish court declared Advent Technologies A/S bankrupt. Advent Technologies A/S and its wholly-owned subsidiary Green Energy Philippines, Inc. will be liquidated by the court appointed trustee to settle all claims under the bankruptcy. The Company anticipates it will receive no residual assets and has prepared proforma financial information adjusting the Balance Sheet amounts as of June 30, 2024, and December 31, 2023, for the Danish Subsidiary Bankruptcy. The remainder of the Company’s legal entities have no plans to declare bankruptcy and will continue as going concern entities.

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

Amortization of intangibles

Intangible assets of $4.7 million recognized on the acquisition of UltraCell were the Trade Name “UltraCell” ($0.4 million) and Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years, for which amortization expense of nil and $0.1 million was recognized for the three months ended June 30, 2024 and 2023, respectively. Amortization expense of nil and $0.2 million was recognized for the six months ended June 30, 2024 and 2023, respectively. The reduction in the amortization expense is due to significant impairment charges that were recognized in 2023.

Intangible assets of $19.8 million recognized on the acquisition of SerEnergy and FES were Patents amounting to $16.9 million, Process know-how (IPR&D) amounting to $2.6 million, and Order backlog amounting to $0.3 million. The Patents have a useful life of 10 years, the Process know-how has a useful life of 6 years and the Order backlog has a useful life of 1 year. Amortization expense of nil and $0.1 million was recognized in relation to these intangibles for the three months ended June 30, 2024 and 2023, respectively. Amortization expense of nil and $0.2 million was recognized in relation to these intangibles for the six months ended June 30, 2024 and 2023, respectively. The reduction in the amortization expense is due to significant impairment charges that were recognized in 2023.

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

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to nil and $0.1 million for the three and six months ended June 30, 2024, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants. The change in fair value of warrant liability amounting to $0.1 million and $0.5 million for the three and six months ended June 30, 2023, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

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

Income taxes

During the three and six months ended June 30, 2024, the Company recorded income tax benefit of nil and $0.1 million, respectively, mainly related to net operating loss carryforwards. During the three and six months ended June 30, 2023, we recorded income tax provisions of $4 thousand and $0.8 million, respectively, mainly related to management’s recoverability assessment of research and development tax credits in Denmark. As of June 30, 2024 and December 31, 2023, we provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2024 and 2023, and the changes between periods.

	Three months ended June 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2024	2023	$ change	% change
Revenue, net	$805	$1,112	$(307)	(27.6)%
Cost of revenues	(155)	(1,905)	1,750	(91.9)%
Gross loss	650	(793)	1,443	(182.0)%
Income from grants	677	660	17	2.6%
Research and development expenses	(3,587)	(2,883)	(704)	24.4%
Administrative and selling expenses	(6,372)	(8,331)	1,959	(23.5)%
Sublease income	-	138	(138)	N/A
Amortization of intangibles	(1)	(188)	187	(99.5)%
Credit loss – customer contracts	-	(127)	127	N/A
Impairment losses	-	(9,763)	9,763	N/A
Operating loss	(8,633)	(21,287)	12,654	(59.4)%
Fair value change of warrant liability	-	99	(99)	N/A
Finance income / (expenses), net	(54)	8	(62)	(775.0)%
Foreign exchange gains / (losses), net	(156)	159	(315)	(198.1)%
Loss contingency	36	-	36	N/A
Other income / (expenses), net	(2,466)	(806)	(1,660)	206.0%
Loss before income tax	(11,273)	(21,827)	10,554	(48.4)%
Income tax	-	(4)	4	N/A
Net loss	$(11,273)	$(21,831)	$10,558	(48.4)%
Net loss per share
Basic loss per share	(4.28)	(12.26)	7.98	N/A
Basic weighted average number of shares	2,634,179	1,780,574	N/A	N/A
Diluted loss per share	(4.28)	(12.26)	7.98	N/A
Diluted weighted average number of shares	2,634,179	1,780,574	N/A	N/A

Revenue, net

Our total revenue decreased by approximately $0.3 million from approximately $1.1 million in the three months ended June 30, 2023 to approximately $0.8 million in the three months ended June 30, 2024. The decrease was driven by a reduction of sales of products as the Company shifts towards services provided under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) in the three months ended June 30, 2024.

Cost of Revenues

Cost of revenues decreased by approximately $1.8 million from approximately $1.9 million in the three months ended June 30, 2023 to approximately $0.2 million in the three months ended June 30, 2024. The decrease in cost of revenues was related to the decrease in sales and the focus on providing services under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) and a shift from product sales during the period.

Income from Grants

Our income from grants was consistent at $0.7 million in the three months ended June 30, 2024 and 2023.

Research and Development Expenses

Research and development expenses were approximately $3.6 million and $2.9 million in the three months ended June 30, 2024 and 2023, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $6.4 million in the three months ended June 30, 2024, and $8.3 million in the three months ended June 30, 2023. The decrease was primarily due to staff departures and cost reductions implemented throughout 2024 and 2023.

Sublease income

The Company earned sublease income of nil and $0.1 million in the three months ended June 30, 2024 and 2023, respectively. The sublease was terminated in April 2024.

Impairment Losses

We recognized impairment losses of $9.8 million in the second quarter of 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to nil and $0.1 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended June 30, 2024 and 2023, respectively.

Finance income / (expenses), net

The Company accrued interest expense of $(0.1) million related to the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the three months ended June 30, 2024. The Company accrued interest income of $0.1 million mainly related to bank deposits for the three months ended June 30, 2023.

Other Income / (Expenses), Net

Other income / (expenses) of $(2.5) million for the three months ended June 30, 2024, primarily relate to the loss on the disposal of coating machines from the Hood Park facility. Other income / (expenses) of $(0.8) million for the three months ended June 30, 2023 primarily relate to the Lincoln Park Purchase Agreement. Approximately $0.6 million was paid in Common Stock to Lincoln Park as a commitment fee and $0.03 million to reimburse Lincoln Park for expenses.

Comparison of the Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2024 and 2023, and the changes between periods.

	Six months ended June 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2024	2023	$ change	% change
Revenue, net	$4,256	$2,089	$2,167	103.7%
Cost of revenues	(1,174)	(3,389)	2,215	(65.4)%
Gross loss	3,082	(1,300)	4,382	(337.1)%
Income from grants	2,114	1,194	920	77.1%
Research and development expenses	(5,002)	(6,024)	1,022	(17.0)%
Administrative and selling expenses	(13,275)	(16,820)	3,545	(21.1)%
Sublease income	145	265	(120)	(45.3)%
Amortization of intangibles	(2)	(409)	407	(99.5)%
Credit loss – customer contracts	-	(127)	127	N/A
Impairment losses	-	(9,763)	9,763	N/A
Operating loss	(12,938)	(32,984)	20,046	(60.8)%
Fair value change of warrant liability	59	489	(430)	(87.9)%
Finance income / (expenses), net	(286)	118	(404)	(342.4)%
Foreign exchange gains / (losses), net	(165)	118	(283)	(239.8)%
Loss contingency	(4,871)	-	(4,871)	N/A
Other income / (expenses), net	(2,483)	(760)	(1,723)	226.7%
Loss before income tax	(20,684)	(33,019)	12,335	(37.4)%
Income tax	55	(800)	855	(106.9)%
Net loss	$(20,629)	$(33,819)	$13,190	(39.0)%
Net loss per share
Basic loss per share	(7.91)	(19.25)	11.34	N/A
Basic weighted average number of shares	2,609,549	1,757,137	N/A	N/A
Diluted loss per share	(7.91)	(19.25)	11.34	N/A
Diluted weighted average number of shares	2,609,549	1,757,137	N/A	N/A

Revenue, net

Our total revenue increased by approximately $2.2 million from approximately $2.1 million in the six months ended June 30, 2023 to approximately $4.3 million in the six months ended June 30, 2024. The increase was driven by our services provided under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) in the six months ended June 30, 2024.

Cost of Revenues

Cost of revenues decreased by approximately $2.2 million from approximately $3.4 million in the six months ended June 30, 2023 to approximately $1.2 million in the six months ended June 30, 2024. The decrease in cost of revenues was related to the focus on providing services under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) and a shift from product sales during the period.

Income from Grants

Our income from grants increased by approximately $0.9 million from approximately $1.2 million in the six months ended June 30, 2023 to approximately $2.1 million in the six months ended June 30, 2024. The increase was driven by our services provided in Denmark and Greece in the three months ended June 30, 2024.

Research and Development Expenses

Research and development expenses were approximately $5.0 million and $6.0 million in the six months ended June 30, 2024 and 2023, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $13.3 million in the six months ended June 30, 2024, and $16.8 million in the six months ended June 30, 2023. The decrease was primarily due to staff departures and cost reductions implemented throughout 2024 and 2023.

Sublease income

The Company earned sublease income of $0.1 million and $0.3 million in the six months ended June 30, 2024 and 2023, respectively. The sublease was terminated in April 2024.

Impairment Losses

We recognized impairment losses of $9.8 million in the second quarter of 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $0.1 million and $0.5 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the six months ended June 30, 2024 and 2023, respectively.

Finance income / (expenses), net

The Company accrued interest expense of $(0.3) million related to the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the six months ended June 30, 2024. The Company accrued interest income of $0.1 million mainly related to bank deposits for the six months ended June 30, 2023.

Other Income / (Expenses), Net

Other income / (expenses) of $(2.5) million for the six months ended June 30, 2024, primarily relate to the loss on the disposal of coating machines from the Hood Park facility. Other income / (expenses) of $(2.5) million for the six months ended June 30, 2023, primarily relate to the Lincoln Park Purchase Agreement. Approximately $0.6 million was paid in Common Stock to Lincoln Park as a commitment fee and $0.03 million to reimburse Lincoln Park for expenses.

Liquidity and Capital Resources

At June 30, 2024 and for the six months then ended, the Company had $0.7 million in cash and cash equivalents, used $4.8 million of cash in operating activities, had $6.9 million in current assets and $15.8 million in current liabilities, leaving the Company a working capital deficit of $(8.9) million.

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

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2024 and 2023, and the changes between periods.

	Six Months Ended June 30, (unaudited)
(Amounts in thousands)	2024	2023	$ change	% change
Net Cash used in Operating Activities	$(4,810)	$(18,899)	$14,089	(74.5)%

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	300	-	300	N/A
Purchases of property and equipment	(28)	(2,348)	2,320	(98.8)%
Advances for the acquisition of property and equipment	-	(1,214)	1,214	N/A
Acquisition of subsidiaries	-	(1,864)	1,864	N/A
Net Cash provided by / (used in) Investing Activities	$272	$(5,426)	$5,698	(105.0)%

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and paid-in capital	282	3,410	(3,128)	(91.7)%
Proceeds from borrowings	540	-	540	N/A
Net cash provided by Financing Activities	$822	$3,410	$(2,588)	(75.9)%

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(3,716)	$(20,915)	$17,199	(82.2)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(14)	94	(108)	(114.9)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	4,412	33,619	(29,207)	(86.9)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of period	$682	$12,798	$(12,116)	(94.7)%

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

Net cash used in operating activities was approximately $(4.8) million and $(18.9) million for the six months ended June 30, 2024 and 2023, respectively, which related to outflows in connection with administrative and selling expenses, research and development expenses, and costs associated with insurances services and other personnel costs.

Cash Flows provided by / (used in) Investing Activities

Advent’s cash flows provided by / (used in) investing activities was approximately $0.3 million and $(5.4) million for the six months ended June 30, 2024 and 2023, respectively, and which mostly related to the sale and acquisition of plant and equipment, respectively.

Cash Flows provided by Financing Activities

Advent’s cash flows provided by financing activities was approximately $0.8 million for the six months ended June 30, 2024, which represents the net proceeds of issuance of common stock and paid-in capital in connection with the At the Market Offering with H.C. Wainwright & Co., LLC and a bond payable.

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of June 30, 2024 and December 31, 2023, Advent recognized contract assets of $11 thousand and $21 thousand, respectively, on the consolidated balance sheets.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of June 30, 2024 and December 31, 2023, Advent recognized contract liabilities of $2.2 million and $2.0 million, respectively, in the consolidated balance sheets. During the six months ended June 30, 2024 and 2023, we recognized $0.1 million and $0.1 million in revenues, respectively.

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

For the three months ended June 30, 2024 and 2023, net income tax (expenses) benefits of nil and $(4) thousand, respectively, have been recorded in the consolidated statements of operations. For the six months ended June 30, 2024 and 2023, net income tax (expenses) benefits of $55 thousand and $(0.8) million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. Advent is subject to income tax examinations by major taxing authorities.

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

Warrant Liability

Advent accounts for the 878,985 warrants (comprising of 813,314 Public Warrants and 65,671 Private Placement Warrants) issued in connection with the initial public offering and the 13,333 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, we classify these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the three and six months ended June 30, 2024 and 2023.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.

EBITDA and Adjusted EBITDA	Three months ended June 30, (Unaudited)			Six months ended June 30, (Unaudited)
(in Millions of US dollars)	2024	2023	$ change	2024	2023	$ change
Net loss	$(11.27)	$(21.83)	10.56	$(20.63)	$(33.82)	13.19
Depreciation of property and equipment	$0.40	$0.81	(0.41)	$1.12	$1.21	(0.09)
Amortization of intangibles	$-	$0.19	(0.19)	$-	$0.41	(0.41)
Finance income / (expenses), net	$0.06	$(0.01)	0.07	$0.29	$(0.12)	0.41
Loss contingency	$(0.04)	$-	(0.04)	$4.87	$-	4.87
Other income / (expenses), net	$2.46	$0.81	1.65	$2.48	$0.76	1.72
Foreign exchange differences, net	$0.16	$(0.16)	0.32	$0.17	$(0.12)	0.29
Income taxes	$-	$-	-	$(0.06)	$0.80	(0.86)
EBITDA	$(8.23)	$(20.19)	11.96	$(11.76)	$(30.88)	19.12
Net change in warrant liability	$-	$(0.10)	0.10	$(0.06)	$(0.49)	0.43
Impairment losses	$-	$9.76	(9.76)	$-	$9.76	(9.76)
Adjusted EBITDA	$(8.23)	$(10.53)	2.30	$(11.82)	$(21.61)	9.79

Adjusted Net Loss

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three and six months ended June 30, 2024 and 2023.

Adjusted Net Loss	Three months ended June 30, (Unaudited)			Six months ended June 30, (Unaudited)
(in Millions of US dollars)	2024	2023	$ change	2024	2023	$ change
Net loss	$(11.27)	$(21.83)	10.56	$(20.63)	$(33.82)	13.19
Net change in warrant liability	$-	$(0.10)	0.10	$(0.06)	$(0.49)	0.43
Impairment losses	$-	$9.76	(9.76)	$-	$9.76	(9.76)
Adjusted Net Loss	$(11.27)	$(12.17)	0.90	$(20.69)	$(24.55)	3.86

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of June 30, 2024, Advent had an unrestricted cash balance of approximately $0.7 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q, management identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our Chief Executive Officer (currently also serving as Acting Chief Financial Officer) has concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment and the evaluation of those criteria, management, including our Chief Executive Officer (currently also serving as Acting Chief Financial Officer), concluded that our internal control over financial reporting was not effective as of June 30, 2024, due to the material weaknesses described below.

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

Remediation Plan

Following the identification of the material weaknesses in our internal control over financial reporting as of June 30, 2024, and with the oversight of the Audit Committee of our Board of Directors, we will commence remediation efforts to enhance our control environment.

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

Changes in Internal Control over Financial Reporting

Financial Statement Close and Reporting Process

We did not adequately maintain accounting records at the consolidated level, resulting in a loss of access to underlying systems and records with the bankruptcy of Advent Technologies A/S in July 2024. The Company generated estimates using internal management reporting and bank statements as part of the June 30, 2024, close and reporting process.

Except as otherwise noted above and also under “Remediation Plan,” including the on-going remediation efforts described, there were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented

PART II—OTHER INFORMATION

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

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired SerEnergy and FES, which acquisition closed on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute, and the parties presented closing arguments in May 2024. F.E.R. is asserting that it is due approximately €4.5 million based on the cap and corresponding value of the share consideration at the date of closing. On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. The Company plans to appeal the decision and has instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. At this time, the Company cannot accurately predict the outcome of this matter, however, has recorded a loss contingency in the amount of $4.9 million, accrued interest expense of $0.3 million for a total of $5.2 million accrued loss liability as of June 30, 2024.

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