Form 10-Q
period 2024-09-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2024-12-27
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of December 24, 2024, the registrant had 2,636,508 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192	$3,200
Restricted cash, current	-	100
Accounts receivable, net	274	63
Contract assets	-	9
Inventories	97	195
Prepaid expenses and Other current assets	861	838
Assets of discontinued operations	-	4,430
Total current assets	1,424	8,835
Non-current assets:
Intangibles, net	77	79
Property and equipment, net	5,310	20,086
Right-of-use assets	279	3,157
Restricted cash, non-current	-	750
Other non-current assets	239	242
Available for sale financial asset	-	-
Assets of discontinued operations	-	1,588
Total non-current assets	5,905	25,902
Total assets	$7,329	$34,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade and other payables	$16,420	$3,996
Due to related parties	253	-
Deferred income from grants, current	-	523
Contract liabilities	1,230	414
Loss contingency liabilities	5,162	-
Other current liabilities	1,785	1,035
Operating lease liabilities	111	2,138
Income tax payable	183	179
Liabilities of discontinued operations	-	3,628
Total current liabilities	25,144	11,913
Non-current liabilities:
Bonds and other long-term debt, net	-	-
Warrant liability	-	59
Long-term operating lease liabilities	159	8,218
Defined benefit obligation	99	83
Deferred income from grants, non-current	-	320
Other long-term liabilities	1	1
Liabilities of discontinued operations	-	695
Total non-current liabilities	259	9,376
Total liabilities	25,403	21,289

Commitments and contingent liabilities

Stockholders’ equity
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000 at September 30, 2024 and December 31, 2023; Issued and outstanding: 2,636,508 and 2,580,159 at September 30, 2024 and December 31, 2023, respectively)	-	-
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at September 30, 2024 and December 31, 2023; nil issued and outstanding at September 30, 2024 and December 31, 2023)	-	-
Additional paid-in capital	201,211	194,941
Accumulated other comprehensive loss	(975)	(2,334)
Accumulated deficit	(218,310)	(179,159)
Total stockholders’ equity / (deficit)	(18,074)	13,448
Total liabilities and stockholders’ equity	$7,329	$34,737

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2024	2023	2024	2023
Revenue, net	$128	$112	$3,520	$222
Cost of revenues	(336)	(807)	(896)	(1,336)
Gross profit / (loss)	(208)	(695)	2,624	(1,114)
Income from grants	137	242	1,399	788
Research and development expenses	(411)	(1,197)	(2,521)	(4,745)
Administrative and selling expenses	(3,135)	(8,000)	(6,954)	(10,786)
Sublease income	-	139	145	404
Amortization of intangibles	(1)	(117)	(3)	(526)
Credit loss – customer contracts	(4,309)	(3)	(4,309)	(63)
Impairment losses	-	-	-	(9,763)
Operating loss	(7,927)	(9,631)	(9,619)	(25,805)
Fair value change of warrant liability	-	(134)	59	355
Finance income / (expenses), net	(14)	(72)	(300)	(522)
Foreign exchange gains / (losses), net	(1,672)	(22)	(1,837)	107
Loss contingency	-	-	(4,871)	-
Net gains / (losses) on disposal/write-offs of property, plant and equipment and intangible assets	-	-	(12,735)	-
Other income / (expenses), net	(2)	(113)	4	(869)
Loss before income tax	(9,615)	(9,972)	(29,299)	(26,734)
Income taxes	-	81	55	204
Net loss from continuing operations	$(9,615)	$(9,891)	$(29,244)	$(26,530)
Income (loss) from discontinued operations	(8,907)	(1,955)	(9,907)	(19,135)
Net loss	$(18,522)	$(11,846)	$(39,151)	$(45,665)
Net loss per share
Basic loss per share from continuing operations	(3.65)	(4.92)	(11.17)	(14.39)
Basic loss per share from discontinued operations	(3.38)	(0.97)	(3.78)	(10.38)
Basic loss per share	(7.03)	(5.89)	(14.95)	(24.78)
Basic weighted average number of shares	2,636,508	2,012,382	2,618,601	1,843,154
Diluted loss per share from continuing operations	(3.65)	(4.92)	(11.17)	(14.39)
Diluted loss per share from discontinued operations	(3.38)	(0.97)	(3.78)	(10.38)
Diluted loss per share	(7.03)	(5.89)	(14.95)	(24.78)
Diluted weighted average number of shares	2,636,508	2,012,382	2,618,601	1,843,154

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2024	2023	2024	2023
Net loss	$(18,522)	$(11,846)	$(39,151)	$(45,665)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	(116)	(353)	(217)	(265)
Other comprehensive loss from continuing operations	(18,638)	(12,199)	(39,368)	(45,930)
Other comprehensive loss from discontinued operations	(220)	(220)	(141)	22
Total other comprehensive loss	$(18,858)	$(12,419)	$(39,509)	$(45,908)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended September 30, 2024
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of June 30, 2024 (Unaudited)	-	$-	-	$-	2,636,508	$-	$199,265	$(199,788)	$(2,356)	$(2,879)
Issuance of common stock for cash (Unaudited)	-	-	-	-	-	-	-	-	-	-
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	-	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	1,946	-	-	1,946
Disposal of subsidiaries (Unaudited)	-	-	-	-	-	-	-	-	1,717	1,717
Net loss (Unaudited)	-	-	-	-	-	-	-	(18,522)	-	(18,522)
Other comprehensive gain (Unaudited)	-	-	-	-	-	-	-	-	(336)	(336)
Balance as of September 30, 2024 (Unaudited)	-	$-	-	$-	2,636,508	$-	$201,211	$(218,310)	$(975)	$(18,074)

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended September 30, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of June 30, 2023 (Unaudited)	-	$-	-	$-	1,947,340	$-	$183,914	$(141,581)	$(2,274)	$40,059
Issuance of common stock (Unaudited)					113,711	-	2,250			2,250
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	9,226	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,479	-	-	2,479
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	213	-	-	213
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,846)	-	(11,846)
Other comprehensive gain (Unaudited)	-	-	-	-	-	-	-	-	(573)	(573)
Balance as of September 30, 2023 (Unaudited)	-	$-	-	$-	2,070,277	$-	$188,856	$(153,427)	$(2,847)	$32,582

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Nine Months Ended September 30, 2024
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of December 31, 2023	-	$-	-	$-	2,580,159	$-	$194,941	$(179,159)	$(2,334)	$13,448
Issuance of common stock for cash (Unaudited)	-	-	-	-	56,349	-	282	-	-	282
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	-	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	5,988	-	-	5,988
Disposal of subsidiaries (Unaudited)	-	-	-	-	-	-	-	-	1,717	1,717
Net loss (Unaudited)	-	-	-	-	-	-	-	(39,151)	-	(39,151)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(358)	(358)
Balance as of September 30, 2024 (Unaudited)	-	$-	-	$-	2,636,508	$-	$201,211	$(218,310)	$(975)	$(18,074)

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	Equity
Balance as of December 31, 2022	-	$-	-	$-	1,723,924	$-	$174,514	$(107,762)	$(2,604)	$64,148
Issuance of common stock (Unaudited)	-	-	-	-	314,695	-	6,429			6,429
Stock issued under stock compensation plan (Unaudited)					31,658	-	-			-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	7,368	-	-	7,368
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	545	-	-	545
Net loss (Unaudited)	-	-	-	-	-	-	-	(45,665)	-	(45,665)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(243)	(243)
Balance as of September 30, 2023 (Unaudited)	-	$-	-	$-	2,070,277	$-	$188,856	$(153,427)	$(2,847)	$32,582

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Nine months ended September 30, (Unaudited)
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(39,151)	$(45,665)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss from discontinued operations	6,062	-
Depreciation of property and equipment	1,157	1,596
Amortization of intangible assets	3	526
Impairment loss of tangible and intangible assets and goodwill	-	9,763
Provision for litigation expenses	4,871	-
Credit loss allowance	4,309	(12,271)
Fair value gain of warrant liability	(59)	(355)
Stock-based compensation expense	5,988	7,368
Issuance of commitment shares	-	1,186
Benefit for current and deferred income taxes	(55)	(204)
Net losses on disposal/write-offs of property, plant and equipment and intangible assets	12,735	182
Provision for inventories	250	-
Net periodic cost of defined benefit obligation	14	18
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	3,054	520
Decrease/(increase) in contract assets	9	10
Decrease/(increase) in inventories	(149)	278
Decrease in prepaid expenses and other current assets	637	(174)
Decrease in other non-current assets	(2,751)	7,106
(Decrease)/increase in trade payables	12,117	(5,244)
(Decrease)/increase in due to related parties	253	-
Decrease in deferred income from grants	(837)	203
Increase in loss contingency liability	292	-
(Decrease)/increase in contract liabilities	812	(85)
(Decrease)/increase in other current liabilities	735	(343)
Operating lease asset and liabilities	(7,208)	(655)
Net Cash provided by / (used in) Operating Activities	$3,088	$(36,240)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	300	-
Purchases of property and equipment	(28)	(2,952)
Advances for the acquisition of property and equipment	-	(1,255)
Acquisition of subsidiaries	-	(1,864)
Net Cash provided by / (used in) Investing Activities	$272	$(6,071)

Cash Flows from Financing Activities:
Proceeds of issuance of common stock and paid-in capital	282	5,488
Net Cash provided by Financing Activities	$282	$5,488

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents from continuing operations	$3,642	$(36,823)
Effect of exchange rate changes on cash, cash equivalent, restricted cash and restricted cash equivalents	274	5
Net cash provided by / (used in) discontinued operations:
Cash provided by / (used in) operating activities	(8,317)	9,903
Cash provided by / (used in) investing activities	-	(275)
Cash provided by / (used in) financing activities	543	-
Net cash provided by / (used in) discontinued operations	(7,774)	9,628
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(3,858)	(27,190)
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of the period	4,050	33,619
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of the period	$192	$6,429

Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$192	$3,661
Restricted cash, current	-	2,018
Restricted cash, non-current	-	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$192	$6,429

Non-cash Financing Activities:
Issuance of common stock and paid-in capital	$-	$769

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

Advent has its headquarters in Livermore, California, and the Company has MEA and fuel cell product development facilities in Livermore, California and Patras, Greece. Previously, the Company’s headquarters were located in Boston, Massachusetts. During 2023, the Company decided to consolidate certain of its German operations with its operations in Greece. During June 2024, the Company closed its facilities in Boston, MA, and no longer maintains its facilities in Denmark and the Philippines due to the bankruptcy of Advent Technologies A/S in July 2024.

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

UltraCell LLC was renamed Advent Technologies LLC following its acquisition by the Company.

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

On July 25, 2024, Advent Technologies A/S was declared bankrupt by the court in Aalborg, Denmark. The petition was brought by IDA, the union of engineers for €402,000. As the Company did not have the ability to pay the full amount due, the Danish court declared Advent Technologies A/S bankrupt. Advent Technologies A/S and its wholly owned subsidiary Advent Green Energy Philippines, Inc. will be liquidated by the court appointed trustee to settle all claims under the bankruptcy. The Company anticipates it will receive no residual assets. As a result of their bankruptcy, Advent Technologies A/S and Advent Green Energy Philippines, Inc. (collectively referred to as the “Discontinued Subsidiaries”) have been presented as discontinued operations in the accompanying financial statements.

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

We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation. All reclassifications have been applied consistently to the periods presented.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the nine months ended September 30, 2024, the Company provided $3.1 million of cash in operating activities (excluding discontinued operations), and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Furthermore, the Company has suffered recurring operating losses and has a negative net working capital position of $23.0 million as of September 30, 2024. In addition, as of the issuance date of these unaudited condensed consolidated financial statements the Company is overdue in a number of its obligations which could give the right to creditors at any time from the issuance date of these consolidated financial statements to raise legal action against the Company which in turn could potentially lead to liquidation action against the Company and/or its subsidiaries. The transition to profitability and positive cash flow is highly dependent upon the successful development, approval, and commercialization of the Company’s products and the achievement of a revenue level adequate to support its cost structure and the Company can give no assurances that this will occur. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of September 30, 2024, of $0.2 million and $0.5 million as of December 26, 2024, are not sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding in the very near term, otherwise the Company may immediately substantially curtail or terminate its operations.

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

In addition, the projections do not include any cash outflows relating to commitments and contingencies as disclosed in Note 19 to the unaudited condensed consolidated financial statements, since the Company believes that any cash outflows relating to these commitments will not materialize based on the Company’s plans to agree the termination of such contracts with its suppliers and a contingent loss as outcome of the pending arbitration it is not probable.

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

The Company did not apply any new accounting policies during the nine-month period ended September 30, 2024 other than those noted below.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition. As of December 31, 2023, the Company has cash and cash equivalents which are restricted of $0.9 million. The restricted cash equivalent was a letter of credit required by the Company’s lease agreement for the Hood Park facility in Boston, MA. The letter of credit is required for the duration of the lease agreement which commenced in October 2022 and then was terminated in June 2024 resulting in the release of the letter of credit in the benefit of the landlord.

The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the unaudited condensed consolidated statements of cash flows as follows:

	September 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Cash and cash equivalents	$192	$3,200
Restricted cash, current	-	100
Restricted cash, non-current	-	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$192	$4,050

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

During the three months ended September 30, 2024, certain receivables totaling $4.3 million from Advent Technologies A/S were fully reserved as expected credit losses.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the three and nine months ended September 30, 2024, the Company recognized $7 thousand and $21 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively. For the three and nine months ended September 30, 2023, the Company recognized $6 thousand and $19 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. As of September 30, 2024, the Company continues to fully reserve the Bond Loan as an expected credit loss. The Company did not recognize any unrealized gain / (loss) during the three and nine months ended September 30, 2024, or 2023.

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

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

As of September 30, 2024 (Unaudited)
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

Changes in the fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2024 and 2023 were as follows:

Available for Sale Financial Asset
	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Estimated fair value (beginning of period)	$-	$326	$-	$320
Estimated fair value of available for sale financial asset acquired	-	-	-	-
Foreign exchange fluctuations	-	(10)	-	(4)
Change in estimated fair value	-	-	-	-
Estimated fair value (end of period)	$-	$316	$-	$316

Warrant Liability
	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Estimated fair value (beginning of period)	$-	$177	$59	$998
Change in estimated fair value	-	135	(59)	(355)
Reclassification of private placement warrants	-	(213)	-	(545)
Estimated fair value (end of period)	$-	$99	$-	$99

The Warrant Liability is remeasured to its fair value at each reporting period and upon settlement. The change in fair value is recognized in “Fair value change of warrant liability” on the consolidated statements of operations.

3. Related party disclosures

Balances with related parties

	September 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Due to related parties
Vassilios Gregoriou	$75	$-
Maria Gregoriou	50	-
Emory S. De Castro	128	-
Total	$253	$-

The outstanding balances as of September 30, 2024 due to the Company’s executives and officers relate to short-term promissory notes with the Company. The notes are due by August 31, 2026 and bear interest at a rate of 5.00% per annum.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

4. Accounts receivable, net

Accounts receivable consist of the following:

	September 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Accounts receivable from third party customers	$2,142	$348
Less: Allowance for credit losses	(1,868)	(285)
Accounts receivable, net	$274	$63

5. Inventories

Inventories consist of the following:

	September 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Raw materials and supplies	$4,967	$4,864
Work-in-process	228	90
Finished goods	264	259
Total	$5,459	$5,213
Provision for inventory	(5,362)	(5,018)
Total	$97	$195

The changes in the provision for inventory is as follows:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$(5,175)	$(46)	$(5,018)	$(45)
Additions during the period	(11)	(449)	(250)	(449)
Exchange differences	(176)	2	(94)	1
Balance at end of period	$(5,362)	$(493)	$(5,362)	$(493)

6. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

	September 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Prepaid insurance expenses	$410	$155
Prepaid research expenses	13	36
Other prepaid expenses	125	27
Total	$548	$218

Prepaid insurance expenses as of September 30, 2024 and December 31, 2023 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of September 30, 2024 and December 31, 2023 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 16.

Other prepaid expenses as of September 30, 2024 and December 31, 2023 mainly include prepayments for professional fees and purchases, which also include costs to fulfill a contract with customers which are expected to be recognized within 2024, upon delivery of services to these customers.

Other current assets are analyzed as follows:

	September 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
VAT receivable	$56	$267
Withholding tax	-	-
Grant receivable	185	181
Purchases under receipt	-	1
Guarantees	-	-
Other receivables	72	91
Accrued sublease income	-	80
Accrued interest income	-	-
Total	$313	$620

7. Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of September 30, 2024 and December 31, 2023 is as follows:

	As of September 30, 2024 (Unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Finite-lived intangible assets:
Software	237	(160)	-	77
Total intangible assets	$237	$(160)	$-	$77

	As of December 31, 2023
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$(406)	$-
Total indefinite-lived intangible assets	$406	$-	$(406)	$-
Finite-lived intangible assets:
Patents	21,221	(3,247)	(17,974)	-
Process know-how (IPR&D)	2,612	(1,017)	(1,595)	-
Order backlog	266	(266)	-	-
Software	233	(154)	-	79
Total finite-lived intangible assets	$24,332	$(4,684)	$(19,569)	$79
Total intangible assets	$24,738	$(4,684)	$(19,975)	$79

The Company did not record any additions to indefinite-lived intangible assets during the three and nine months ended September 30, 2024 and 2023.

The amortization expense for the intangible assets for the three months ended September 30, 2024 and 2023 was nil and $0.1 million, respectively. The amortization expense for the intangible assets for the nine months ended September 30, 2024 and 2023 was $2.0 thousand and $0.5 million, respectively.

All remaining intangible assets, other than software, from the UltraCell and SerEnergy and FES acquisitions were fully impaired during the year ended December 31, 2023.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of September 30, 2024 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2024	$7
2025	28
2026	42
2027	-
2028	-
Thereafter	-
Total	$77

8. Property, plant and equipment, net

The Company’s property, plant and equipment, net, consisted of the following:

	September 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Land, Buildings & Leasehold Improvements	$1,014	$12,632
Machinery	6,176	10,908
Equipment	1,911	2,591
	$9,101	$26,131
Less: accumulated depreciation	(1,407)	(3,661)
Less: impairment	(2,384)	(2,384)
Total	$5,310	$20,086

During the three and nine months ended September 30, 2024, additions to property, plant and equipment of nil and $28 thousand, respectively, for equipment. During the three and nine months ended September 30, 2023, additions to property, plant and equipment were $5.1 million and $9.0 million, respectively, primarily consisting of machines and assets related to the construction of the Hood Park facility. Additionally, on April 27, 2023, the Company entered into an agreement with ETTEL S.A. to purchase land in Kozani, Greece in the amount of €0.8 million.

During the nine months ended September 30, 2024, the Company disposed of leasehold improvements, sold machinery and disposed of other equipment with an aggregate net book value of $13.6 million for net proceeds of $0.9 million resulting in a loss of $12.7 million.

On June 29, 2024, in an effort to reduce costs, the Company decided to abandon the facility at Hood Park and was able to find a new tenant to occupy the space. The Company and the landlord agreed to accelerate the expiration of the lease to occur on June 30, 2024. The Company had a letter of credit in the amount of $750 thousand in favor of the landlord and that letter of the credit was released to the landlord in satisfaction of any claims against the Company. During the nine months ended September 30, 2024, the Company wrote off $9.8 million of leasehold improvements and $0.5 million of furniture as part of the exit of Hood Park. As of December 31, 2023, the Company had $10.4 million of leasehold improvements and $0.5 million of furniture that will be forfeited as part of the exit of Hood Park.

On May 7, 2024, the Company entered into an agreement to sell some of its coating machines (part of its property, plant and equipment) from the Hood Park facility for $0.9 million resulting in a loss of $2.5 million. On May 8, 2024, the Company received an initial deposit of $0.3 million and the remaining $0.6 million in July 2024. The remaining machinery and equipment from Hood Park were relocated and is planned for use at the Company’s other locations.

Depreciation expense during the three months ended September 30, 2024 and 2023 was $0.2 million and $0.9 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $1.0 million and $2.1 million, respectively.

There are no collaterals or other commitments on the Company’s property, plant and equipment.

9. Other non-current assets

Other non-current assets as of September 30, 2024 and December 31, 2023 are mostly comprised of guarantees to suppliers of $0.2 million and $0.2 million, respectively.

10. Trade and other payables

Trade and other payables as of September 30, 2024 and December 31, 2023 include balances of suppliers and consulting service providers of $16.4 million and $4.0 million, respectively.

The increase in trade and other payables for the three months ended September 30, 2024 is driven by an $11.6 million payable between the Company and one of its Discontinued Subsidiaries which was previously eliminated as intercompany activity.

11. Other current liabilities

As of September 30, 2024 and December 31, 2023, other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Accrued expenses(1)	$563	$653
Other short-term payables	802	44
Taxes and duties payable	299	255
Provision for unused vacation	4	4
Social security funds	108	70
Overtime provision	9	9
Total	$1,785	$1,035

(1)	Accrued expenses are analyzed as follows:

	September 30, 2024	December 31, 2023
(Amounts in thousands)	(Unaudited)
Accrued expenses for legal and consulting fees	$243	$219
Accrued payroll fees	39	139
Other accrued expenses	281	295
Total	$563	$653

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

On February 5, 2021, the Company entered into a lease agreement by and among the Company, in its capacity as tenant, and BP Hancock LLC, a Delaware limited liability company, in its capacity as landlord. The lease provides for the rental by the Company of office space at 200 Clarendon Street, Boston, MA 02116 for use as the Company’s executive offices. Under the terms of the lease, the Company leases 6,041 square feet at an initial fixed annual rent of $0.5 million. The term of the lease is for five years (unless terminated as provided in the lease) and commenced on April 1, 2021. The Company provided security in the form of a security deposit in the amount of $0.1 million which is included in Other non-current assets on the consolidated balance sheet as of December 31, 2023. On April 17, 2024, the landlord terminated the lease for past due rent totaling $0.2 million and seized the security deposit of $0.1 million.

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

During the three months ended September 30, 2024, and September 30, 2023, the Company recognized nil and $0.1 million, respectively, in rent income. During the nine months ended September 30, 2024 and September 30, 2023, the Company recognized $0.1 million and $0.1 million in rent income, respectively. Rent income is included within sublease income in the unaudited condensed consolidated statement of operations

Additionally, the Company’s subsidiaries, Advent Technologies S.A. and Advent Technologies LLC, have in place rental agreements for the lease of office and factory spaces.

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

Rental expense for all operating leases was nil and $0.3 million for the three months ended September 30, 2024, and 2023, respectively. For the three months ended September 30, 2024, and 2023, rental expense for short-term leases was nil and $0.3 million, respectively.

Rental expense for all operating leases was $4.7 million and $1.7 million for the nine months ended September 30, 2024, and 2023, respectively. For the nine months ended September 30, 2024, and 2023, rental expense for short-term leases was $0.01 million and $0.4 million, respectively.

As of September 30, 2024, and December 31, 2023, the right of use assets, net associated with operating leases was $0.3 million and $3.2 million, respectively.

As of September 30, 2024, undiscounted maturities of operating lease liabilities remaining are as follows (amounts in thousands):

Operating Leases
Fiscal Year Ended December 31,
2024	$35
2025	140
2026	107
2027	4
2028	-
Thereafter	-
Total undiscounted lease payments	$286
Less: imputed interest	(16)
Total discounted lease payments	$270
Less: current portion	(111)
Long-term lease liabilities	$159

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

As of September 30, 2024 and December 31, 2023, the Company had an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of September 30, 2024, an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

14. Stockholders’ Equity

Shares Authorized

As of September 30, 2024, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

From February 2, 2024, through March 28, 2024, 24,976 shares of common stock were issued in connection with the At the Market Offering with H.C. Wainwright & Co., LLC for net proceeds of $0.1 million

From April 1, 2024, through April 15, 2024, 31,373 shares of common stock were issued in connection with the At the Market Offering with H.C. Wainwright & Co., LLC for net proceeds of $0.2 million.

As of September 30, 2024, and December 31, 2023, there were 2,636,508 and 2,580,159 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

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

On May 13, 2024, the Company completed a 1-for-30 reverse stock split.

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

As of December 31, 2020, the Company had 735,069 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 760 shares at $345.00 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 760 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. Following these exercises, as of September 30, 2024, the Company’s Public Warrants amounted to 813,314.

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

Stock-Based Compensation Plans

2021 Equity Incentive Plan

The Company’s Board of Directors (sometimes referred to herein as the “Board”) and stockholders previously approved the 2021 Equity Incentive Plan (the “Plan”) to reward certain employees and directors of the Company. The Plan has been established to advance the interests of the Company by providing for the grant to Participants of Stock and Stock-based Awards. The maximum number of shares of Common Stock that may be delivered in satisfaction of Awards under the Plan is 569,273 shares. On April 29, 2024, the stockholders voted to increase the number of shares of Common Stock issuable under the Company’s 2021 Equity Incentive Plan from 230,530 to 569,306.

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. The Company did not grant Stock Options during the three and nine months ended September 30, 2024.

Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.6 million and $2.0 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. The Company recognized compensation cost of $0.8 million and $2.5 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the nine months ended September 30, 2024:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	57,894	$124.24
Vested	(21,920)	$134.19
Forfeited	(11,948)	$96.94
Unvested as of September 30, 2024	24,026	$128.75

As of September 30, 2024, there was $1.4 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $1.4 million and $4.0 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. The Company recognized compensation cost of $1.6 million and $4.9 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The Company also has a policy of accounting for forfeitures when they occur. The Company did not grant RSUs during the nine months ended September 30, 2024.

The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	67,894	$200.1
Vested	(29,503)	$198.95
Forfeited	(14,275)	$126.55
Unvested as of September 30, 2024	24,116	$244.63

As of September 30, 2024, there was $2.5 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

15. Revenue

Revenue is analyzed as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2024	2023	2024	2023
Sales of goods	$128	$112	$1,852	$-
Sales of services	-	-	1,668	222
Total revenue from contracts with customers	$128	$112	$3,520	$222

The timing of revenue recognition is analyzed as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2024	2023	2024	2023
Timing of revenue recognition
Revenue recognized at a point in time	$128	$112	$3,520	$222
Revenue recognized over time	-	-	-	-
Total revenue from contracts with customers	$128	$112	$3,520	$222

As of September 30, 2024, and December 31, 2023, Advent recognized contract assets of nil and $9 thousand, respectively, on the consolidated balance sheets.

As of September 30, 2024, and December 31, 2023, Advent recognized contract liabilities of $1.2 million and $0.4 million, respectively, in the consolidated balance sheets. During the nine months ended September 30, 2024, the Company recognized the amount of $0.1 million in revenues.

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

Expenses from Collaborative Arrangements

For the three and nine months ended September 30, 2024, an amount of nil and $0.1 million has been recognized in research and development expenses on the unaudited condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2023, an amount of $0.2 million and $1.5 million has been recognized in research and development expenses on the consolidated statements of operations, respectively.

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

During the three and nine months ended September 30, 2024, the Company recorded income tax benefit of nil and $0.1 million, respectively, mainly related to net operating loss carryforwards. During the three and nine months ended September 30, 2023, the Company recorded income tax benefits of $80 thousand and $0.2 million, respectively, mainly related to the Company’s recoverability assessment of research and development tax credits in Denmark. As of September 30, 2024, and December 31, 2023, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards in Denmark.

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

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2024	2023	2024	2023
North America	$128	$63	$3,052	$173
Europe	-	49	468	49
Asia	-	-	-	-
Total net sales	$128	$112	$3,520	$222

19. Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired SerEnergy and FES, which acquisition closed on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute, and the parties presented closing arguments in May 2024. F.E.R. is asserting that it is due approximately €4.5 million based on the cap and corresponding value of the share consideration at the date of closing. On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. On November 18, 2024, the Company filed a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. At this time, the Company cannot accurately predict the outcome of this matter, however, has recorded a loss contingency in the amount of $4.9 million, accrued interest expense of $0.3 million for a total of $5.2 million accrued loss liability as of September 30, 2024.

There is no other material pending or threatened litigation against the Company that remains outstanding as of September 30, 2024, that is considered probable or reasonably possible.

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of September 30, 2024 and December 31, 2023, the Company did not hold any letters of guarantee.

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

The following table summarizes our contractual obligations as of September 30, 2024:

Fiscal Year Ended December 31,	Quantity (pieces)	Quantity (m2)	Price (Amounts in thousands)
2024	57,600	6,174	2,304
2025	-	8,000	2,150
Total	57,600	14,174	$4,454

The Company has not accrued for these unrecognized commitment obligations as of September 30, 2024, and December 31, 2023.

20. Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(9,615)	$(9,891)	$(29,244)	$(26,530)
Net loss from discontinued operations	$(8,907)	$(1,955)	$(9,907)	$(19,135)
Net loss	$(18,522)	$(11,846)	$(39,151)	$(45,665)
Denominator:
Basic weighted average number of shares	2,636,508	2,012,382	2,618,601	1,843,154
Diluted weighted average number of shares	2,636,508	2,012,382	2,618,601	1,843,154
Net loss per share:
Basic loss per share from continuing operations	$(3.65)	$(4.92)	$(11.17)	$(14.39)
Basic loss per share from discontinued operations	$(3.38)	$(0.97)	$(3.78)	$(10.38)
Basic loss per share	$(7.03)	$(5.89)	$(14.95)	$(24.78)
Diluted loss per share from continuing operations	$(3.65)	$(4.92)	$(11.17)	$(14.39)
Diluted loss per share from discontinued operations	$(3.38)	$(0.97)	$(3.78)	$(10.38)
Diluted loss per share	$(7.03)	$(5.89)	$(14.95)	$(24.78)

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

As the Company incurred losses for the three and nine months ended September 30, 2024 and 2023, the effect of including any potential shares of Common Stock in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

21. Discontinued Operations

The following table presents a reconciliation of the carrying amounts of the major classes of assets and liabilities of discontinued operations to the total assets and liabilities of discontinued operations as presented in the condensed consolidated balance sheet.

(Amounts in thousands)	December 31, 2023
Assets
Cash and cash equivalents	$362
Accounts receivable, net	128
Contract assets	12
Inventories, net	2,512
Prepaid expenses and other current assets	1,416
Property, plant and equipment, net	1,463
Right-of-use assets	59
Other non-current assets	66
Total Assets	$6,018

(Amounts in thousands)	December 31, 2023
Liabilities
Trade payables	$1,091
Deferred income from grants, current	7
Contract liabilities	1,601
Other current liabilities	881
Operating lease liabilities	48
Lease liabilities – long-term	12
Other long-term liabilities	683
Total Liabilities	$4,323

During the three and nine months ended September 30, 2024, and 2023, the Company’s operating results for the discontinued entities (Advent Technologies A/S and Advent Green Energy Philippines, Inc.):

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
(Amounts in USD in thousands)	2024	2023	2024	2023
Revenue, net	$(135)	$1,152	$728	$3,131
Cost of revenues	(102)	(1,649)	(716)	(4,509)
Gross profit / (loss)	(237)	(497)	12	(1,378)
Income from grants	(541)	254	310	902
Research and development expenses	-	(934)	-	(3,410)
Administrative and selling expenses	(2,067)	(916)	(4,167)	(14,951)
Credit loss – customer contracts	-	67	-	-
Operating loss	(2,845)	(2,026)	(3,845)	(18,837)
Finance income / (expenses), net	-	72	-	640
Foreign exchange gains / (losses), net	-	10	-	(1)
Other income / (expenses), net	-	(11)	-	(13)
Net assets / (liabilities) – Advent Technologies A/S and Advent Green Energy Philippines, Inc.	6,278	-	6,278	-
Payable to Advent Technologies A/S	(12,340)		(12,340)	-
Loss before income tax	(8,907)	(1,954)	(9,907)	(18,211)
Income taxes	-	(1)	-	(924)
Net loss	$(8,907)	$(1,955)	$(9,907)	$(19,135)

22. Subsequent Events

On October 15, 2024, the Company reported that as disclosed previously, on May 24, 2024, and August 28, 2024, the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) notified the Company that, as of the date of such notification, it no longer met the periodic filing requirement for The Nasdaq Stock Market under Listing Rule 5250(c)(1)(the “Rule”) because it had not yet filed its Quarterly Reports on Form 10-Q for the periods ended March 31, and June 30, 2024 (the “Form 10-Qs”). On October 15, 2024, the Company received a letter from the Staff indicating that based on the October 15, 2024 filings of the Quarterly Reports on Form 10-Qs for the periods ended March 31, and June 30, 2024, the Staff has determined that the Company complies with the Rule. Accordingly, this matter is now closed.

On October 18, 2024, the Company received a letter from the Staff of Nasdaq notifying the Company that because the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, reported stockholders’ equity of ($2,879,000), and as of the date of such letter, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, the Company was no longer compliant with Nasdaq’s Listing Rule requiring the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing.

As a result, as of October 18, 2024, under Nasdaq Rules the Company had 45 calendar days to submit a plan to regain compliance. If the Company’s plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the letter to evidence compliance.

On October 24, 2024, the Board of the Company approved the termination of the employment of Vassilios Gregoriou, the Chief Executive Officer, Acting Chief Financial Officer, for cause, effective immediately.

Further to said termination, in connection with Mr. Gregoriou’s termination, the Company’s Board of Directors appointed Mr. Gary Herman, who is currently serving as a member of the Board, to the additional role of interim chief executive officer, effective immediately, until a new Chief Executive Officer is appointed. Mr. Herman, 60, is a seasoned investor with many years of investment and business experience. From 2005 to 2020 he co-managed the Strategic Turnaround Equity Partners, LP (Cayman) fund and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed Abacoa Capital Master Fund, Ltd., focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a New York-based broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of public and private companies. He presently sits on the boards of Siyata Mobile, Inc. (NASDAQ: SYTA), Virpax Pharmaceuticals, Inc. (NASDAQ: VRPX), SRM Entertainment, Inc. (NASDAQ: SRM), LQR House, Inc. (NASDAQ: LQR), SusGlobal Energy Corp. (OTCQB: SNRG) and XS Financial, Inc. (CSE: XS).

There are no family relationships between Mr. Herman and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On October 29, 2024, the Board of the Company approved the termination of the employment of Christos Kaskavelis, Chief Strategy Officer of the Company, for cause, effective immediately.

On November 8, 2024, the Company terminated the Securities Purchase Agreement it had previously entered into on July 30, 2024 (the “SPA”) with an institutional investor (the “Investor”) pursuant to which, at the closing, the Company was contemplated to have issued to the Investor a senior promissory note in the principal amount of $1,000,000 (the “Senior Note”). The Investor had also committed to provide the Company with a one-year revolving line of credit to the Company for an aggregate maximum principal amount of $2,000,000, contingent upon the Company’s filing of a Registration Statement on Form S-1 with the SEC with respect to an underwritten or “best efforts” public offering by the Company of its common stock, and/or common stock equivalents registered under the Securities Act of 1933, as amended (the “Securities Act”) for proceeds to the Company of not less than $5,000,000. This transaction is referred to herein as the “Financing.” Inasmuch as the Investor failed to comply with the terms of the SPA and did not provide any funds to the Company to ultimately complete the Financing, the Board voted to terminate the SPA and potential Financing. The Company had initially disclosed the SPA and Financing on its Current Report on Form 8-K filed with the SEC on August 5, 2024.

Effective as of November 4, 2024, the Company appointed Messrs. Seth M. Lukash and Joseph P. Celia to the Board as Class II directors. Mr. Lukash will serve on the compensation and audit committees, and as chair of the audit committee. Mr. Celia will serve on the audit and compensation committees and as a chair of the compensation committee.

Mr. Seth Lukash, 78, is a seasoned corporate director, officer, and investor. For 30 years he was a CEO for various technology and manufacturing companies. He was CEO and President of Tridex, Inc. (n/k/a TransAct Technologies (Nasdaq: TACT) a manufacturer of printers and peripherals to the banking, lottery/gaming, and retail sales markets. Mr. Lukash was Chairman and CEO of Progressive Software, a large provider of application software to the restaurant and hospitality industry. After the sale and divestiture of these companies he advised several technology companies. He has served as an advisor to OEM Capital a boutique investment banking firm and Strategic Turnaround Equity Partners, LP, a fund focused on investments in undervalued public companies. For the past two years he has advised an AI start-up with their organization and structuring for additional financing. He started his finance career as a research analyst for Carter Berlind & Weil. Mr. Lukash is a graduate of the University of Miami with a BA in Finance.

Mr. Joseph P. Celia, 60, is a technology industry veteran with 30 years of experience with an impressive track record in building strategic partnerships, driving new business initiatives, and penetrating new markets. His dynamic and results-oriented approach in sales leadership within the rapidly evolving tech sector has consistently led to significant achievements. Mr. Celia has held executive and senior-level sales management positions at some of the tech industry’s most respected organizations, including Hewlett Packard, Motorola, 3Com, Symbol Technologies, Bradford Networks, Accton Technology, and FIS Global. Mr. Celia has a BS from Northeastern University in Computer Technology.

In connection with his appointment, the Board has determined that Mr. Lukash (i) meets the requirements for audit committee service contained in Nasdaq Listing Rule 5605(c)(2)(A); (ii) is an “independent director” as contemplated by Nasdaq Listing Rule 5605(b)(1); and (iii) is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. In connection with his appointment, the Board has determined that Mr. Celia (i) meets the requirements for audit committee service contained in Nasdaq Listing Rule 5605(c)(2)(A); and (ii) is an “independent director” as contemplated by Nasdaq Listing Rule 5605(b)(1).

There are no arrangements or understandings between any of the new Directors and any other person pursuant to which each was selected as a director, and there have been no transactions since the beginning of the Company’s last fiscal year, nor are there any currently proposed transactions, regarding the new Directors that are required to be disclosed by Item 404(a) of Regulation S-K promulgated under the Exchange Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on August 13, 2024 (“2023 Annual Report”).

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

Business Developments

Management and Board Changes

On October 24, 2024, the Board approved the termination of the employment of Vassilios Gregoriou, the Chief Executive Officer, Acting Chief Financial Officer, for cause, effective immediately.

Further to the said termination, in connection with Mr. Gregoriou’s termination, the Board appointed Mr. Gary Herman, who is currently serving as a member of the Board, to the additional role of interim chief executive officer, effective immediately, until a new Chief Executive Officer is appointed. Mr. Herman, 60, is a seasoned investor with many years of investment and business experience. From 2005 to 2020 he co-managed the Strategic Turnaround Equity Partners, LP (Cayman) fund and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed Abacoa Capital Master Fund, Ltd., focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a New York-based broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of public and private companies. He presently sits on the boards of Siyata Mobile, Inc. (NASDAQ: SYTA), Virpax Pharmaceuticals, Inc. (NASDAQ: VRPX), SRM Entertainment, Inc. (NASDAQ: SRM), LQR House, Inc. (NASDAQ: LQR), SusGlobal Energy Corp. (OTCQB: SNRG) and XS Financial, Inc. (CSE: XS).

There are no family relationships between Mr. Herman and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On October 29, 2024, the Board of the Company approved the termination of the employment of Christos Kaskavelis, Chief Strategy Officer of the Company, for cause, effective immediately.

Effective as of November 4, 2024, the Company appointed Messrs. Seth M. Lukash and Joseph P. Celia to the Board as Class II directors. Mr. Lukash will serve on the compensation and audit committees, and as chair of the audit committee. Mr. Celia will serve on the audit and compensation committees, respectively.

Mr. Seth Lukash, 78, is a seasoned corporate director, officer, and investor. For 30 years he was a CEO for various technology and manufacturing companies. He was CEO and President of Tridex, Inc. (n/k/a TransAct Technologies (NASDAQ: TACT) a manufacturer of printers and peripherals to the banking, lottery/gaming, and retail sales markets. Mr. Lukash was Chairman and CEO of Progressive Software, a large provider of application software to the restaurant and hospitality industry. After the sale and divestiture of these companies he advised several technology companies. He has served as an advisor to OEM Capital a boutique investment banking firm and Strategic Turnaround Equity Partners, LP, a fund focused on investments in undervalued public companies. For the past two years he has advised an AI start-up with their organization and structuring for additional financing. He started his finance career as a research analyst for Carter Berlind & Weil. Mr. Lukash is a graduate of the University of Miami with a BA in Finance.

Mr. Joseph P. Celia, 60, is a technology industry veteran with 30 years of experience with an impressive track record in building strategic partnerships, driving new business initiatives, and penetrating new markets. His dynamic and results-oriented approach in sales leadership within the rapidly evolving tech sector has consistently led to significant achievements. Mr. Celia has held executive and senior-level sales management positions at some of the tech industry’s most respected organizations, including Hewlett Packard, Motorola, 3Com, Symbol Technologies, Bradford Networks, Accton Technology, and FIS Global. Mr. Celia has a BS from Northeastern University in Computer Technology.

In connection with his appointment, the Board has determined that Mr. Lukash (i) meets the requirements for audit committee service contained in Nasdaq Listing Rule 5605(c)(2)(A); (ii) is an “independent director” as contemplated by Nasdaq Listing Rule 5605(b)(1); and (iii) is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. In connection with his appointment, the Board has determined that Mr. Celia (i) meets the requirements for audit committee service contained in Nasdaq Listing Rule 5605(c)(2)(A); and (ii) is an “independent director” as contemplated by Nasdaq Listing Rule 5605(b)(1).

There are no arrangements or understandings between any of the new Directors and any other person pursuant to which each was selected as a director, and there have been no transactions since the beginning of the Company’s last fiscal year, nor are there any currently proposed transactions, regarding the new Directors that are required to be disclosed by Item 404(a) of Regulation S-K promulgated under the Exchange Act.

RHyno Project awarded €34.5 Million by EU Innovation Fund

On November 4, 2024, the Company announced that the Advent Renewable Hydrogen Innovative Technologies (RHyno) project initiated by its Greek subsidiary, Advanced Energy Technologies, SA was approved for the full amount of its requested grant in the amount of €34.5 million by the EU Innovation Fund. The Company is in the process of preparing the grant agreement per the instructions provided to it by the European Climate, Infrastructure and Environment Executive Agency (CINEA), which is expected to be signed in the first quarter of 2025.

The RHyno project involves the establishment of infrastructure for developing and manufacturing innovative fuel cells, electrolysers, and their key components including the Company’s ground-breaking Membrane Electrode Assembly technology at a megawatt (MW) scale. RHyno aims to pioneer the use of innovative materials to enhance power density and lifespan while significantly reducing the weight and volume of power systems through a streamlined balance of plant.

The state-of-the-art manufacturing facility is designed to optimize production processes, boost efficiency, and industrialize fuel cell and electrolyser technologies. These advancements are essential for decarbonizing carbon intense industries, such as the aviation, maritime and heavy-duty automotive sectors, with further potential for spillover to other sectors, positioning Advent at the forefront of the clean energy transition.

Green HiPo Project approved by EU not expected to receive funding

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

Sales of Common Stock, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market equity offerings” as defined in the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at prevailing market prices at the time of sale or as otherwise agreed with the Agent. Advent has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Common Stock under the Agreement and may at any time suspend offers under the Agreement or terminate the Agreement. The ATM Offering will terminate upon the termination of the ATM Agreement as permitted therein. As of September 30, 2024, the Agent had sold an aggregate of 232,672 shares for total consideration to the Company of $1.7 million.

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

In December 2023, Advent secured a new $2.8 million contract with the U.S. DOD. Under this new defense contract which comes under the umbrella of the Envision Innovative Solutions (“EIS’’), Advent will develop advanced manufacturing processes to enable a substantial increase in the production capacity while maintaining quality of the HB50 system. This new project is aligned with Advent’s and the DOD’s shared objective to strengthen their long-term collaboration and transform HB50 into a portable and clean source of power.

Advent Technologies A/S declared bankrupt

On July 25, 2024, Advent Technologies A/S was declared bankrupt by the court in Aalborg, Denmark. The petition was brought by IDA, the union of engineers with a claim for €402,000. As the Company did not have the ability to pay the full amount due, the Danish court declared Advent Technologies A/S bankrupt. Advent Technologies A/S and its wholly-owned subsidiary Green Energy Philippines, Inc. will be liquidated by the court appointed trustee to settle all claims under the bankruptcy. The Company anticipates it will receive no residual assets. The remainder of the Company’s legal entities have no plans to declare bankruptcy and will continue as going concern entities.

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

Amortization of intangibles

Amortization expense of $1 thousand and $0.1 million was recognized in relation to these intangibles for the three months ended September 30, 2024 and 2023, respectively. Amortization expense of $3 thousand and $0.5 million was recognized in relation to these intangibles for the nine months ended September 30, 2024 and 2023, respectively. The reduction in the amortization expense is due to significant impairment charges that were recognized in 2023.

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

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to nil and $0.1 million for the three and nine months ended September 30, 2024, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants. The change in fair value of warrant liability amounting to $(0.1) million and $0.4 million for the three and nine months ended September 30, 2023, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

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

Income taxes

During the three and nine months ended September 30, 2024, the Company recorded income tax benefit of nil and $0.1 million, respectively, mainly related to net operating loss carryforwards. During the three and nine months ended September 30, 2023, we recorded income tax benefits of $0.1 million and $0.2 million, respectively.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2024 and 2023, and the changes between periods.

	Three months ended September 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2024	2023	$ change	% change
Revenue, net	$128	$112	$16	14.3%
Cost of revenues	(336)	(807)	471	(58.4)%
Gross loss	(208)	(695)	487	(70.1)%
Income from grants	137	242	(105)	(43.4)%
Research and development expenses	(411)	(1,197)	786	(65.7)%
Administrative and selling expenses	(3,135)	(8,000)	4,865	(60.8)%
Sublease income	-	139	(139)	N/A
Amortization of intangibles	(1)	(117)	116	(99.1)%
Credit loss – customer contracts	(4,309)	(3)	(4,306)	N/A
Operating loss	(7,927)	(9,631)	1,704	(17.7)%
Fair value change of warrant liability	-	(134)	134	(100.0)%
Finance income / (expenses), net	(14)	(72)	58	(80.6)%
Foreign exchange gains / (losses), net	(1,672)	(22)	(1,650)	7,500.0%
Loss contingency	-	-	-	N/A
Other income / (expenses), net	(2)	(113)	111	(98.2)%
Loss before income tax	(9,615)	(9,972)	357	(3.6)%
Income tax	-	81	(81)	(100.0)%
Net loss from continuing operations	(9,615)	(9,891)	276	(2.8)%
Income (loss) from discontinued operations	(8,907)	(1,955)	(6,952)	355.6%
Net loss	$(18,522)	$(11,846)	(6,676)	56.4%
Net loss per share
Basic loss per share from continuing operations	(3.65)	(4.92)	1.27	N/A
Basic loss per share from discontinued operations	(3.38)	(0.97)	(2.41)	N/A
Basic loss per share	(7.03)	(5.89)	(1.14)	N/A
Basic weighted average number of shares	2,636,508	2,012,382	N/A	N/A
Diluted loss per share from continuing operations	(3.65)	(4.92)	1.27	N/A
Diluted loss per share from discontinued operations	(3.38)	(0.97)	(2.41)	N/A
Diluted loss per share	(7.03)	(5.89)	(1.14)	N/A
Diluted weighted average number of shares	2,636,508	2,012,382	N/A	N/A

Revenue, net

Our total revenue remained consistent at $0.1 million for the three months ended September 30, 2024 and 2023.

Cost of Revenues

Cost of revenues decreased by approximately $0.5 million from approximately $0.8 million in the three months ended September 30, 2023 to approximately $0.3 million in the three months ended September 30, 2024. The decrease in cost of revenues was related to the decrease in sales and the focus on providing services under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) and a shift from product sales during the period.

Income from Grants

Our income from grants was consistent at $0.1 million and $0.2 million in the three months ended September 30, 2024 and 2023, respectively.

Research and Development Expenses

Research and development expenses were approximately $0.4 million and $1.2 million in the three months ended September 30, 2024 and 2023, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $3.1 million in the three months ended September 30, 2024, and $8.0 million in the three months ended September 30, 2023. The decrease was primarily due to staff departures and cost reductions implemented throughout 2024 and 2023.

Sublease income

The Company earned sublease income of nil and $0.1 million in the three months ended September 30, 2024 and 2023, respectively. The sublease was terminated in April 2024.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to nil and $0.1 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended September 30, 2024 and 2023, respectively.

Other Income / (Expenses), Net

Other income / (expenses) of $(0.1) million for the three months ended September 30, 2023 primarily relate to the Lincoln Park Purchase Agreement.

Comparison of the Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2024 and 2023, and the changes between periods.

	Nine months ended September 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2024	2023	$ change	% change
Revenue, net	$3,520	$222	$3,298	1,485.6%
Cost of revenues	(896)	(1,336)	440	(32.9)%
Gross loss	2,624	(1,114)	3,738	(335.5)%
Income from grants	1,399	788	611	77.5%
Research and development expenses	(2,521)	(4,745)	2,224	(46.9)%
Administrative and selling expenses	(6,954)	(10,786)	3,832	(35.5)%
Sublease income	145	404	(259)	(64.1)%
Amortization of intangibles	(3)	(526)	523	(99.4)%
Credit loss – customer contracts	(4,309)	(63)	(4,246)	6,739.7%
Impairment losses	-	(9,763)	9,763	N/A
Operating loss	(9,619)	(25,805)	16,186	(62.7)%
Fair value change of warrant liability	59	355	(296)	(83.4)%
Finance income / (expenses), net	(300)	(522)	222	(42.5)%
Foreign exchange gains / (losses), net	(1,837)	107	(1,944)	(1,816.8)%
Loss contingency	(4,871)	-	(4,871)	N/A
Net gains / (losses) on disposal/write-offs of property, plant and equipment and intangible assets	(12,735)	-	(12,735)	N/A
Other income / (expenses), net	4	(869)	873	(100.5)%
Loss before income tax	(29,299)	(26,734)	(2,565)	9.6%
Income tax	55	204	(149)	(73.0)%
Net loss from continuing operations	(29,244)	(26,530)	(2,714)	10.2%
Income (loss) from discontinued operations	(9,907)	(19,135)	9,228	(48.2)%
Net loss	$(39,151)	$(45,665)	$6,514	(14.3)%
Net loss per share
Basic loss per share from continuing operations	(11.17)	(14.39)	3.23	N/A
Basic loss per share from discontinued operations	(3.78)	(10.38)	6.60	N/A
Basic loss per share	(14.95)	(24.78)	9.82	N/A
Basic weighted average number of shares	2,618,601	1,843,154	N/A	N/A
Diluted loss per share from continuing operations	(11.17)	(14.39)	3.23	N/A
Diluted loss per share from discontinued operations	(3.78)	(10.38)	6.60	N/A
Diluted loss per share	(14.95)	(24.78)	9.82	N/A
Diluted weighted average number of shares	2,618,601	1,843,154	N/A	N/A

Revenue, net

Our total revenue increased by approximately $3.3 million from approximately $0.2 million in the nine months ended September 30, 2023 to approximately $3.5 million in the nine months ended September 30, 2024. The increase was driven by our services provided under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) in the nine months ended September 30, 2024.

Cost of Revenues

Cost of revenues decreased by approximately $0.4 million from approximately $1.3 million in the nine months ended September 30, 2023 to approximately $0.9 million in the nine months ended September 30, 2024. The decrease in cost of revenues was related to the focus on providing services under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) and a shift from product sales during the period.

Income from Grants

Our income from grants increased by approximately $0.6 million from approximately $0.8 million in the nine months ended September 30, 2023 to approximately $1.4 million in the nine months ended September 30, 2024. The increase was driven by our services provided in Greece in the three months ended September 30, 2024.

Research and Development Expenses

Research and development expenses were approximately $2.5 million and $4.7 million in the nine months ended September 30, 2024 and 2023, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $7.0 million in the nine months ended September 30, 2024, and $10.8 million in the nine months ended September 30, 2023. The expenses are primarily derived from payroll, stock based compensation, rent, legal fees and contractor costs.

Sublease income

The Company earned sublease income of $0.1 million and $0.4 million in the nine months ended September 30, 2024 and 2023, respectively. The sublease was terminated in April 2024.

Impairment Losses

We recognized impairment losses of $9.8 million in the nine months ended September 30, 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $0.1 million and $0.4 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the nine months ended September 30, 2024 and 2023, respectively.

Finance income / (expenses), net

Finance income / (expenses) of $0.3 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Foreign exchange gains / (losses), net

The Company recognized $(1.8) million of losses due to foreign exchange for the nine months ended September 30, 2024. The Company recognized $0.1 million of gains due to foreign exchange for the nine months ended September 30, 2023.

Other Income / (Expenses), Net

Other income / (expenses) of $0.1 million for the nine months ended September 30, 2024. Other income / (expenses) of $(0.9) million for the nine months ended September 30, 2023, primarily relate to the Lincoln Park Purchase Agreement.

Loss contingency

The Company accrued a loss contingency of $4.9 million related to the Fischer litigation for the nine months ended September 30, 2024.

Net gains / (losses) on disposal/write-offs of property, plant and equipment and intangible assets

The Company recorded net losses of $12.7 million related to the exit of Hood Park and the sale of the coating machines for the nine months ended September 30, 2024.

Liquidity and Capital Resources

At September 30, 2024 and for the nine months then ended, the Company had $0.2 million in cash and cash equivalents, provided $3.1 million of cash in operating activities, had $2.1 million in current assets and $25.1 million in current liabilities, leaving the Company a working capital deficit of $(23.0) million.

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

The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2024 and 2023, and the changes between periods.

	Nine Months Ended September 30, (unaudited)
(Amounts in thousands)	2024	2023	$ change	% change
Net Cash used in Operating Activities	$3,088	$(36,240)	$39,328	(108.5)%

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	300	-	300	N/A
Purchases of property and equipment	(28)	(2,952)	2,924	(99.1)%
Advances for the acquisition of property and equipment	-	(1,255)	1,255	N/A
Acquisition of subsidiaries	-	(1,864)	1,864	N/A
Net Cash provided by / (used in) Investing Activities	$272	$(6,071)	$6,343	(104.5)%

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and paid-in capital	282	5,488	(5,206)	(94.9)%
Net cash provided by Financing Activities	$282	$5,488	$(5,206)	(94.9)%

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents from continuing operations	$3,642	$(36,823)	$40,465	(109.9)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	274	5	269	5,380.0%
Net cash provided by / (used in) discontinued operations:
Cash provided by / (used in) operating activities	(8,317)	9,903	(18,220)	(184.0)%
Cash provided by / (used in) investing activities	-	(275)	275	N/A
Cash provided by / (used in) financing activities	543	-	543	N/A
Net cash provided by / (used in) discontinued operations	(7,774)	9,628	(17,402)	(180.7)%
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(3,858)	(27,190)	23,332	(85.8)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	4,050	33,619	(29,569)	(88.0)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of period	$192	$6,429	$(6,237)	(97.0)%

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

Net cash provided by / (used in) operating activities was approximately $3.1 million and $(36.2) million for the nine months ended September 30, 2024 and 2023, respectively, which related to outflows in connection with administrative and selling expenses, research and development expenses, and costs associated with insurances services and other personnel costs.

Cash Flows provided by / (used in) Investing Activities

Advent’s cash flows provided by / (used in) investing activities was approximately $0.3 million and $(6.1) million for the nine months ended September 30, 2024 and 2023, respectively, and which mostly related to the sale and acquisition of plant and equipment, respectively.

Cash Flows provided by Financing Activities

Advent’s cash flows provided by financing activities was approximately $0.3 million for the nine months ended September 30, 2024, which represents the net proceeds of issuance of common stock and paid-in capital in connection with the At the Market Offering with H.C. Wainwright & Co., LLC.

Advent’s cash flows from financing activities was approximately $5.5 million for the nine months ended September 30, 2023, which related to the net cash proceeds from the sale of shares under the Lincoln Park facility.

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of September 30, 2024 and December 31, 2023, Advent recognized contract assets of nil and $9 thousand, respectively, on the consolidated balance sheets.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of September 30, 2024 and December 31, 2023, Advent recognized contract liabilities of $1.2 million and $0.4 million, respectively, in the consolidated balance sheets.

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

For the three months ended September 30, 2024 and 2023, net income tax (expenses) benefits of nil and $81 thousand, respectively, have been recorded in the consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, net income tax (expenses) benefits of $55 thousand and $0.2 million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. Advent is subject to income tax examinations by major taxing authorities.

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

Warrant Liability

Advent accounts for the 878,985 warrants (comprising of 813,314 Public Warrants and 65,671 Private Placement Warrants) issued in connection with the initial public offering and the 13,333 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, we classify these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the three and nine months ended September 30, 2024 and 2023.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.

EBITDA and Adjusted EBITDA	Three months ended September 30, (Unaudited)			Nine months ended September 30, (Unaudited)
(in Millions of US dollars)	2024	2023	$ change	2024	2023	$ change
Net loss	$(9.61)	$(9.89)	0.28	$(29.24)	$(26.53)	(2.71)
Depreciation of property and equipment	$0.17	$0.73	(0.56)	$1.22	$1.60	(0.38)
Amortization of intangibles	$-	$0.12	(0.12)	$-	$0.53	(0.53)
Finance income / (expenses), net	$0.01	$0.07	(0.06)	$0.30	$0.52	(0.22)
Loss contingency	$-	$-	-	$4.87	$-	4.87
Other income / (expenses), net	$0.00	$0.11	(0.11)	$0.00	$0.87	(0.87)
Foreign exchange differences, net	$1.67	$0.02	1.65	$1.84	$(0.11)	1.95
Income taxes	$-	$(0.08)	0.08	$(0.06)	$(0.20)	0.14
EBITDA	$(7.76)	$(8.92)	1.16	$(21.07)	$(23.32)	2.25
Net change in warrant liability	$-	$0.13	(0.13)	$(0.06)	$(0.36)	0.30
Impairment losses	$-	$-	-	$-	$9.76	(9.76)
Adjusted EBITDA	$(7.76)	$(8.79)	1.03	$(21.13)	$(13.92)	(7.21)

Adjusted Net Loss

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three and nine months ended September 30, 2024 and 2023.

Adjusted Net Loss	Three months ended September 30, (Unaudited)			Nine months ended September 30, (Unaudited)
(in Millions of US dollars)	2024	2023	$ change	2024	2023	$ change
Net loss	$(9.61)	$(9.89)	0.28	$(29.24)	$(26.53)	(2.71)
Net change in warrant liability	$-	$0.13	(0.13)	$(0.06)	$(0.36)	0.30
Impairment losses	$-	$-	-	$-	$9.76	(9.76)
Adjusted Net Loss	$(9.61)	$(9.76)	0.15	$(29.30)	$(17.13)	(12.17)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of September 30, 2024, Advent had an unrestricted cash balance of approximately $0.2 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer (currently also serving as Interim Chief Financial Officer) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report on Form 10-Q.

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

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q, management identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our Interim Chief Executive Officer (currently also serving as Interim Chief Financial Officer) has concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Notwithstanding these material weaknesses identified, our management, including our Interim Chief Executive Officer (currently also serving as Interim Chief Financial Officer), has concluded that our financial statements included in this Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment and the evaluation of those criteria, management, including our Interim Chief Executive Officer (currently also serving as Interim Chief Financial Officer), concluded that our internal control over financial reporting was not effective as of September 30, 2024, due to the material weaknesses described below.

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

Remediation Plan

Following the identification of the material weaknesses in our internal control over financial reporting as of September 30, 2024, and with the oversight of the Audit Committee of our Board, we will commence remediation efforts to enhance our control environment.

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

Management is committed to successfully implementing the remediation plan as promptly as possible. Our plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Related to Our Operations and Business — We have identified material weaknesses in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If not remediated, these material weaknesses could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.” within the 2023 Annual Report.

Changes in Internal Control over Financial Reporting

Financial Statement Close and Reporting Process

We did not adequately maintain accounting records at the consolidated level, resulting in a loss of access to underlying systems and records with the bankruptcy of Advent Technologies A/S in July 2024. The Company generated estimates using internal management reporting and bank statements as part of the September 30, 2024, close and reporting process.

Except as otherwise noted above and also under “Remediation Plan,” including the on-going remediation efforts described, there were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented

PART II—OTHER INFORMATION

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

On June 7, 2023, the Company was served a Request for Arbitration from F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021 whereby the Company acquired SerEnergy and FES, which acquisition closed on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute, and the parties presented closing arguments in May 2024. F.E.R. is asserting that it is due approximately €4.5 million based on the cap and corresponding value of the share consideration at the date of closing. On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. On November 18, 2024, the Company filed a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. At this time, the Company cannot accurately predict the outcome of this matter, however, has recorded a loss contingency in the amount of $4.9 million, accrued interest expense of $0.3 million for a total of $5.2 million accrued loss liability as of September 30, 2024.

By letter dated September 14, 2023, a purported shareholder of the Company made a demand to inspect the Company’s books and records pursuant 8 Del. C. § 220 (“Demand”). The Demand purported to request access to books and records of the Company and its predecessor, AMCI Acquisition Corp. (“AMCI”), to investigate possible alleged breaches of fiduciary duties by AMCI’s board of directors and officers in connection with its merger with the Company on February 4, 2021. As of May 24, 2024, the purported shareholder entered into a tolling agreement with the Company and the former directors of AMCI that tolled all claims for the period January 29, 2024 through June 30, 2024. On June 5, 2024, the purported shareholder filed a putative class action complaint (“Complaint”) on behalf of in the Delaware Court of Chancery alleging claims of breach of fiduciary duty and unjust enrichment in connection with the SPAC transaction against former officers and directors of AMCI. The Company is not named as a defendant in the Complaint. The Company is not aware as to whether the Complaint has been served on the defendants.

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

Date: December 26, 2024	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Gary Herman
Gary Herman
Interim Chief Financial Officer