Form 10-K
period 2024-12-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2025-06-06
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2024, was approximately $6.7 million.

As of June 2, 2025, the registrant had 2,670,286 shares of common stock, par value $0.0001 per share, issued and outstanding. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective on May 13, 2024 and began trading on a post-split adjusted basis on May 14, 2024.

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

Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability to maintain the listing of our shares of common stock and warrants on Nasdaq;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting officers, key employees or directors;

●	factors relating to our business, operations and financial performance, including:

○	our ability to control the costs associated with our operations;

○	our ability to grow and manage growth profitably;

○	our reliance on complex machinery for our operations and production;

○	the market’s willingness to adopt our technology;

○	our ability to maintain relationships with customers;

○	the potential impact of product recalls;

○	our ability to compete within our industry;

○	increases in costs, disruption of supply or shortage of raw materials;

○	the impact of unfavorable changes in U.S. and international regulations;

○	the availability of and our ability to meet the terms and conditions for government grants and economic incentives; and

○	our ability to protect our intellectual property rights.

ii

●	the regulatory environment in which our business operates under;

●	trends in the industries in which our business operates;

●	the competitive environment in which our business operates;

●	changes in general economic or business conditions or economic or demographic trends in the United States, and globally, including changes in interest rates and inflation;

●	casualties, condemnation or catastrophic failures with respect to any of our business’ facilities;

●	costs and effects of legal and administrative proceedings, settlements, investigations and claims;

●	extraordinary or force majeure events affecting the business or operations of our businesses; and

●	other factors detailed herein under the section entitled “Risk Factors.”

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

Overview

We are an advanced materials and technology development company operating in the fuel cell and hydrogen technology space, including liquid hydrogen carriers such as methanol. We are a world-leading company in the development of HT-PEM (High Temperature Proton Exchange Membrane) technology (with approximately 150 patents issued, pending, or licensed worldwide). The HT-PEM fuel cell technology enables off-grid power systems to produce clean power from various green fuels (hydrogen, methanol, bio and e-Methanol, and renewable natural gas) and to function with higher efficiency at extreme ambient temperatures and in general extreme environmental conditions (humidity, air pollution). Advent’s main operations focus on developing and manufacturing the Membrane Electrode Assembly (MEA) and the fuel cell stack, which is the core electrochemical element and the most critical component of the fuel cell. The MEA and the fuel cell stack largely determines lifetime, power density, efficiency, and overall cost of installation and operation for all applications. Advent is working with global market-leading OEMs with the goal of bringing to the market complete fuel cell systems for a range of applications in the stationary power markets (backup, off-grid, and portable power) and the heavy-duty mobility markets (automotive, aviation, marine).

Our mission is to bring fuel cells that have a lower Total Cost of Ownership (TCO) to market when compared to diesel generators and internal combustion engines. Our goal is to become a leading provider of HT-PEM fuel cell systems, stacks and HT-PEM-based membrane electrode assemblies (“MEA” or “MEAs”).

A large portion of our current revenue is derived from Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) with world-leading OEMs for the development of joint products. The ultimate goal is for OEMs to bring fuel cell systems specialized for each application to the market. These systems will be branded by the OEMs and function with Advent-inside technology (the Advent MEA and/or the Advent fuel cell stack). The Company also has extensive know-how and IP in the development of complete fuel cell systems that it intends to license out to OEMs and Tier 1s through technology license agreements. While fuel cell stack sales and associated revenue is expected to provide the majority of our income in the near future, the MEA innovation is expected to facilitate future strategic partnerships between Tier 1 suppliers and us and original equipment manufacturers (“OEMs”) as these downstream manufacturers develop their own white-labeled HT-PEM products. We have had early success in forging such strategic partnerships, as with the case of Airbus for the aerospace sector and previously with Siemens Energy for the maritime industry. The US Army development contracts for human portable power fuel cells also fall under this category.

Our headquarters are in Livermore, California, and we have MEA and fuel cell stack product development facilities in Livermore, California and Patras, Greece. Our investment priorities are increasing MEA performance and meeting the milestones of the Joint Development Agreements we have with various customers and partners including Airbus, Hyundai Motors and the US Army. Our business priorities are to expand our network of strategic OEM relationships in the Automotive and large-scale Stationary power markets.

Our Background

Advent Technologies Holdings, Inc., a Delaware corporation (the “Company”), was originally named AMCI Acquisition Corp. (“AMCI”), and was established as a special purpose acquisition company, which completed its initial public offering in November 2018. AMCI was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, and, prior to the Business Combination, the Company was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because it had no operations and nominal assets consisting almost entirely of cash.

On February 4, 2021, AMCI consummated the previously announced business combination (“Business Combination”) pursuant to the terms of that certain agreement and plan of merger (the “Agreement and Plan of Merger”) dated October 12, 2020, by and among AMCI, AMCI Merger Sub Corp., a Delaware corporation and newly formed wholly-owned subsidiary of AMCI (“Merger Sub”), AMCI Sponsor LLC (the “Sponsor”), solely in the capacity as the representative from and after the effective time of the Business Combination for the stockholders of AMCI, Advent Technologies, Inc., a Delaware corporation (“Legacy Advent”), and Vassilios Gregoriou, solely in his capacity as the representative from and after the effective time for the Legacy Advent stockholders (the “Seller Representative”), as amended by Amendment No. 1 and Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 19, 2020 and December 31, 2020, respectively, by and among AMCI, Merger Sub, Sponsor, Legacy Advent, and Seller Representative. In connection with the closing of the Business Combination (the “Closing”), AMCI acquired 100% of the stock of Legacy Advent (as it existed immediately prior to the Closing) and its subsidiaries.

On the Closing Date, and in connection with the Closing, AMCI changed its name to “Advent Technologies Holdings, Inc.” and each outstanding share of Class A common stock, including any shares of Class B common stock that were converted into shares of Class A common stock, were redesignated as our Common Stock. We continued the listing of our Common Stock and public warrants (or tradeable warrants) on the Nasdaq under the symbols “ADN” and “ADNWW”, respectively. Prior to the Closing, our Class A common stock, public warrants and units were listed on the Nasdaq Stock Market under the symbols “AMCI”, “AMCIW” and “AMCIU”.

The rights of holders of our Common Stock and warrants are governed by our second amended and restated certificate of incorporation, our amended and restated bylaws and the Delaware General Corporation Law (the “DGCL”), and in the case of the warrants, the Warrant Agreement, dated November 15, 2018 by and between AMCI and Continental Stock Transfer & Trust Company, as warrant agent. See the section entitled “Description of Securities”.

Recent Developments

RESCUE Project

The Company, through its wholly-owned subsidiary, Advent Technologies, SA, announced on February 11, 2025 the launch of the RESCUE project, a strategic initiative funded under the HORIZON-JTI-CLEANH2-2024-04-01 call for “Portable Fuel Cells for Backup Power During Natural Disasters to Support Critical Infrastructures.” The four year project has a total budget of €5 million, and a funding rate of 70%. Advent’s approved budget for the initiative is €2.16 million.

RESCUE aims to develop a certified, portable 50 kW power generator system designed to deliver reliable, sustainable backup power in critical situations based on HT-PEM technology. This collaborative effort brings together world-class partners, led by DLR (Germany) as the project coordinator, with participation from Advent Technologies (Greece), CERTH (Greece), THW (Germany), DTU (Denmark), and ProACT (Greece). The RESCUE project responds to the critical need for sustainable, portable power solutions, particularly in disaster-stricken regions where supporting essential infrastructure is paramount. By utilizing hydrogen and hydrogen-rich fuels, the project aims to set new benchmarks for energy resilience and environmental sustainability.

Advent Technologies will play a pivotal role in the project as the primary technology provider, focusing on system integration and innovation. The key deliverable is a 50 kW High-Temperature Proton Exchange Membrane Fuel Cell (HT-PEM FC) dual-fuel portable power generator system. This system will consist of a generator module and a fuel tank, each housed in separate 20-foot containers for optimal mobility and deployment.

RHyno Project

The Advent Renewable Hydrogen Innovative Technologies (RHyno) project involves the establishment of infrastructure for developing and manufacturing innovative fuel cells, electrolysers, and their key components including Advent ground-breaking Membrane Electrode Assembly technology at a megawatt (MW) scale. RHyno aims to pioneer the use of innovative materials to enhance power density and lifespan while significantly reducing the weight and volume of power systems through a streamlined balance of plant.

The planned state-of-the-art facility is designed to optimize production processes, boost efficiency, and industrialize fuel cell and electrolyser technologies. These advancements are essential for decarbonizing carbon intense industries, such as the aviation, maritime and heavy-duty automotive sectors, with further potential for spillover to other sectors, positioning Advent at the forefront of the clean energy transition.

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

In addition, the challenges associated with existing battery technology limit it from mass adoption across industries. Globally, an average of $38 billion per annum is expected to be invested in the hydrogen and fuel cell sector between 2020 and 2040 to increase production capacity while significantly lowering the cost of manufacturing. While the availability of hydrogen limited the fuel cell industry in the past, it is now expected to become an opportunity for growth, particularly in sectors such as industrials, power generation, and automotive.

We believe that fuel cells will be a key component of the future energy generation platform given that:

●	Fuel cells generate electricity and heat from hydrogen-based fuels, thereby substantially reducing emissions of carbon dioxide and other pollutants generated by the combustion process in internal combustion engines (“ICE” or “ICEs”) and diesel generators. Fuel cells can be powered autonomously for hours or days when the fuel comes from a discrete source or for longer when there is a pipeline or other large available source of fuel, such as a tank.

●	Fuel cells utilize fuels with a high energy density relative to lithium-ion batteries and other battery technology (according to ARPA-E power densities, hydrogen contains 40,000 Wh/kg while lithium-ion batteries carry only about 260Wh/kg). This makes fuel cell technology well-suited for use in heavy-duty mobility (marine, aerospace, trucks) and off-grid energy generation applications where battery technology faces limitations such as lifespan, self-discharge, weight (for longer run times or higher power outputs, fuel cells are between 3 to 25 times lighter than batteries providing equivalent power), operation under almost any weather conditions, and recharge times.

●	Hydrogen is already used to create liquid, synthetic fuels (eFuels like e-Methanol, made by combining hydrogen with carbon dioxide for a net-zero liquid fuel) that have the advantage of lower transportation costs and network infrastructure investment relative to hydrogen gas. Interim fuels like methanol produced from natural gas have become subject to increasing interest worldwide because they are currently available, cleaner, and less expensive than diesel. We believe e-Methanol has the potential to become a leading zero-emissions liquid fuel that can leverage the current global infrastructure from gas stations to fuel tankers and trucks. Given the urgency to decarbonize power generation and the challenges the investment requirement poses for developing countries, we expect methanol to have an increasingly significant role as a liquid hydrogen carrier and a low/no carbon dioxide emission alternative to oil.

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

A. “Any Fuel”: Advent’s HT-PEM fuel cells are designed to be multifuel

“e-Fuel-ready”: While LT-PEMs require high-purity hydrogen to operate, our HT-PEMs can utilize low-cost and abundant hydrogen-carrier fuels, including methanol, natural gas, eFuels, hydrogen extracted from liquid organic hydrogen carriers, dimethyl ether, and renewable biofuels. We have focused on optimizing our fuel cells for methanol, a liquid green hydrogen carrier. Methanol comes in three main forms:

●	Gray (natural-gas-based) methanol is the most promising interim semi-clean alternative to diesel.

Advantages: 40% lower CO2 emissions, lower price than diesel, no NOx, SOx.

●	Biomethanol is currently available.

Advantages: 80% lower CO2 emissions, lower price than diesel, no NOx, SOx.

●	e-Methanol is already under production, with approximately 78 projects underway globally, aiming to produce 11.7 million tones by 2028. eMethanol is produced from green hydrogen and is, therefore, a green liquid fuel.

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

“Enhanced Market Opportunity”: The infrastructure required for clean energy powered solely by high-purity hydrogen would cost trillions of dollars. In contrast, many of the hydrogen-carrier fuels, like e-Methanol, can use existing or in-development infrastructure and have a much lower transport cost than hydrogen. This key technology differentiator bypasses the need to commit to a specific energy distribution network and leverages existing infrastructure. Most importantly, it provides an immediately serviceable market today, while we believe many LT-PEM competitors may have to wait at least another decade for the availability of green, high-purity, inexpensive hydrogen, and potentially longer for the maturity of hydrogen transportation and storage networks. Given the urgency to decarbonize power generation and the investment challenges developing countries face, we expect e-Methanol to have an increasingly significant role as a liquid hydrogen carrier and a low or no carbon dioxide emission alternative to oil.

Production of green hydrogen remains very expensive. In addition, the cost to transport and distribute green hydrogen is exceptionally high in the same range as the cost of production, and with significant losses, whether liquification, compression, or conversion to ammonia, is considered. Compared to the above, e-Methanol can be produced by combining green hydrogen with CO2 using well-known synthesis processes and creating a liquid green fuel that can be transported, stored, and distributed through established global logistics networks. For example, a gas station would require minimal modifications to be able to dispense methanol, while by comparison, a hydrogen station would require an investment of millions and a new location.

Therefore, Advent’s fuel cells optimized for e-Methanol are highly suitable for applications where liquid fuel is preferable, and the transportation of hydrogen or batteries (requiring frequent recharging) is highly inefficient. Such applications are off-grid power, telecom tower power, shipping, off-grid charging stations, bad-grid infrastructure, defense, security, emergency response missions, and generally, any area where a diesel generator or a heavy portable battery has applications. We believe decreasing fuel cell costs due to technology innovation and manufacturing scale-up can allow us to grow in the power generation market and potentially displace diesel generators in applications with a clear total cost of ownership value proposition, in addition to the environmental mandate.

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

The Advent MEA

In order to achieve high-temperature operation, we develop highly differentiated chemistry components, the MEAs. In particular, we are developing a new Advanced MEA (“Advent MEA”). The Advent MEA has been developed in collaboration with the U.S. DoE after we were awarded the L’Innovator commercialization program. Under this program, we are working closely with the Los Alamos National Laboratory (LANL), Brookhaven National Laboratory (BNL), and National Renewable Energy Laboratory (NREL), to commercialize the decade-long materials advancements in the field of MEA development. We expect that these next-generation MEAs will bring the HT-PEM technology into the mobility area by enabling fuel cells to be lightweight with high-power density. The Advent MEA is also anticipated to eventually deliver as much as three times the power output and lifetime versus the current MEA product. While we are already projecting being able to pass through substantial cost benefits to its customers through economies of scale as it increases MEA production, the successful development of the Advent MEA will be an important factor in delivering the required improvement in cost-effective performance to our customers.

We believe that Advent stands at the forefront of revolutionizing the global fuel cell market with its groundbreaking Advent MEA technology, which has been developed through strategic collaborations with esteemed institutions such as Los Alamos, Brookhaven, and the National Renewable Energy Laboratories. In August 2023, Advent was honored to receive the prestigious Richard P. Feynman Innovation Prize for Technology Transfer Excellence from the U.S. Department of Energy’s Los Alamos National Laboratory, recognizing the groundbreaking potential of Ion Pair MEAs. Similarly, in November of 2024 Advent and Los Alamos National Laboratories were listed as being among the top 100 R&D technologies worldwide. These MEAs have demonstrated exceptional performance in challenging applications, particularly in heavy-duty mobility. They are promising to match LT-PEM in power density and lifetime and offer unparalleled versatility for a wide range of applications due to their ability to operate from 80°C to 200°C. The technology’s heat rejection capabilities render it ideal for aerospace and truck markets. Through ongoing Joint Development Agreements with renowned global enterprises such as Airbus and Hyundai Motor Company, Advent focuses on integrating its Advent MEA technology into their fuel cell projects. Simultaneously, Advent has engaged in technology assessments with five additional global leaders to expedite HT-PEM MEA development for mobility markets. By combining LT-PEM’s power density potential with HT-PEM’s resilience and multifuel capability, we believe Advent MEAs offer increased operational lifetimes and the ability to operate at far higher current densities compared to existing high-temperature MEAs. Advent holds unique intellectual property rights over the core technology and the manufacturing scale-up of the MEA. HT-PEM fuel cells featuring Advent’s Advent MEA aim to offer tripled lifespan and power density compared to previous products. The anticipated result of significant improvements in lifetime and power density is expected to dramatically reduce the total cost of ownership of Advent’s fuel cell solutions. Advent has established resources in the USA and Europe to mass-produce the Advent MEA and is expanding its partner network to license our hardware technology. Framework agreements are under negotiation with end-users, as well as licensing agreements with Tier 1 manufacturers and global leaders in stationary and off-grid power equipment. Joint Development Agreements with the aerospace, marine, and automotive sectors are expected to accelerate the Ion Pair MEA technology in 2025 and 2026, with commercial scale-up planned for late 2026. Additionally, the Defense solution under development (Honey Badger 50) is also expected to transition to mass production by 2026.

Acquisitions and Other Significant Milestones

Advent Technologies LLC: Advent and U.S. Department of Defense (the “US DoD”) are in constant discussions during the progress of ongoing programs with ENVISION, and we have received the green light from the US DoD to make additional proposals for new programs focusing on further improvement of Honey Badger product on one hand and also leveraging its manufacturability towards mass production.

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

Following the expected availability of EU Innovation funds from the RHyno Project, we will expand R&D operations in the selected region of Western Macedonia, Greece. We expect to focus future activity plans in Greece and the USA (for MEA and defense-market-related reasons) while product development efforts will be across the USA and Greece.

Business Strengths

Highly Differentiated Technology: We believe that for the reasons explained above, HT-PEM is a highly differentiated technology that provides significant competitive advantages to Advent and our partners. HT-PEM technology is a new and promising technology when compared to LT-PEM (Low Temperature Proton Exchange Membrane), that was developed for the last 50 years and may have plateaued in terms of expected technology breakthroughs needed to overcome thermal control and environmental limitations.

Experienced management team with a proven track record: We were founded and managed by world-class electrochemists, material scientists, and fuel cell specialists with significant industry and manufacturing expertise. We have received numerous R&D funds from the US DoE and the European Union and are considered a pioneer with years of experience in clean energy technology innovation. The team that we have recruited to bring innovation to the fuel cell industry is highly experienced and has a long pedigree in R&D and world-class manufacturing. Our team has been developing MEA components since 2006 and is led by Dr. Emory De Castro (CTO).

Strategic Partnership with US DoE and Los Alamos National Laboratories: In addition, we initiated in 2021 a Cooperative Research and Development Agreement (CRADA) under the U.S. Department of Energy (“DoE”) umbrella to commercialize next-generation MEAs and ultra-low platinum catalyst solutions developed by the National Laboratories at Los Alamos, Brookhaven, and NREL, in the U.S. We were selected as the scale-up and commercialization partner of the DoE and are working closely with the highly-skilled R&D teams of top U.S. government laboratories.

MEA IP and Technology: We firmly believe in the transformative potential of the Advent MEA to redefine the global fuel cell market, enabling applications that were previously unattainable with conventional fuel cell materials. Our objective is to enhance the MEA’s capabilities when operating at 160°C to 180°C for more than 20,000 hours, delivering a higher power density that will result in a simpler, more cost-effective system with superior performance in terms of weight, power, lifetime, total cost of ownership, and infrastructure investment. As we continue to strengthen our collaborations with some of the world’s largest OEMs and Tier 1 Manufacturers, our aim is to capitalize on the growing momentum and demand for our HT-PEM technology.

Products and Services

We derive revenue from the following sources:

1.	Engineering and License Fees: In the mobility sector (e.g., heavy-duty automotive, mining equipment, marine, aerospace), we are entering into Joint Development Agreements (“JDAs”) (as in the case of Hyundai and Airbus) to develop joint solutions for specific sectors. We plan to enter into Technology License Agreements (“TLAs”) to allow 3rd party Tier 1 manufacturers or world-leading companies to market the licensed Advent technology in exchange for a license fee. We intend to be a provider of MEAs and core technology via licensing rather than producing complete fuel cells for the mobility industry. Revenue from JDAs may include engineering fees during the 1-3 year initial development cycle (“JDA fees”), MEA sales, and ongoing licensing fees.

2.	MEA Sales: We develop and manufacture the critical component of the fuel cell, the MEA. The operation of the MEA is key to the functionality and characteristics of a fuel cell system. In addition to our fuel cell system offerings, our MEA is a discrete product offering to third-party manufacturers. MEA sales are expected to be a rapidly growing market as more fuel cells are deployed globally by third parties, especially in the mobility space.

3.	Fuel Cell Systems and Stacks: As our JDAs mature and move to manufacturing partnerships we expect to derive revenue from fuel cell systems and stacks for portable and stationary power generation applications range from 20W to MWs. These fuel cells have applications in the data center, commercial and industrial backup, telecom tower and other critical infrastructure (e.g., 5G, 4G) power, defense (and other portable power applications), and heavy-duty mobility (automotive trucks, aviation, marine) power markets.

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

Off-Grid & Backup Power: We have a strong presence in the off-grid power market, with our discontinued legacy product SereneU product offering having shipped about 1,200 systems worldwide to telecommunications providers for backup power systems and stationary power sectors. Methanol is easier and cheaper to deliver to remote locations compared to pure hydrogen, providing our HT-PEM technology with an advantage in the off-grid market. Off-grid fuel cell solutions can use methanol, which is already available at some remote industrial sites, like wellheads. Fuel cells in these applications produce significantly fewer greenhouse gases than ICE generators and produce power without ICEs’ attendant high levels of nitrogen oxides, sulfur oxides, or particulate emissions. Off-grid power solutions have the potential to run full-time, 365 days a year, 24 hours per day.

Portable Power for Construction, EV Charging Applications, and Events): In December 2023, Advent demonstrated a portable clean power solution designed for various applications, including construction sites, remote EV charging stations, events, and concerts. This innovative solution integrates both a battery and a fuel cell, operating seamlessly on liquid green fuels such as methanol, biomethanol, or eMethanol. Battery-only systems face challenges in off-grid applications as they require continuous relocation to the grid or alternative power sources for recharging. Diesel generators emit harmful emissions, noise, and pose risks of fuel theft. Pure hydrogen systems entail significant fuel sourcing, storage, and transportation costs in off-grid locations. Recognizing a specific market demand within the construction rental sector, particularly in anticipation of forthcoming regulations prohibiting diesel gensets,

Human-Portable Power: Our acquisition of Silicon Valley-based UltraCell provided us with complete system technology for the portable power and defense markets. Electrification is one of the key initiatives in the defense industry as the needs for mobility and power on demand are increasing dramatically. Our fuel cells have already been deployed by the US DoD, in the XX-55 portable power system, while the next-generation “Honey Badger” product, a wearable fuel cell designed to provide soldiers with on-the-go power, is currently in the US DoD’s demonstration/validation program.

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

Stationary Power for Data Centers, Microgrids, and Buildings: With a run-time of 200 hours per year (serving as backup) and typical power generator sizes ranging from 1 to 20MW, the total deployed capacity of power generators in data centers globally stands at 5.6GW. This highlights a substantial market for green power generation solutions, presenting a unique opportunity for Advent’s fuel cells and clean power solutions to be widely deployed in the data center industry. There is significant potential for mass adoption in data center, off-grid and microgrid hybrid systems, as a source of power with global average run-hours ranging from 2,920 to 8,760 annually. Advent fuel cells also fit well in industrial facilities, hospitals, and hotels, with backup systems averaging 200 to 800 run hours annually.

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

Our approach extends beyond direct sales; we actively supply our membrane electrode assemblies (MEAs) to other fuel cell manufacturers, and we intend to supply core technology through technology transfer agreements to OEMs. This serves as a cornerstone for our expansion plans, focusing on scaling up through the licensing of our technology. Central to our strategy for future growth is the emphasis on licensing agreements with large-scale manufacturers possessing market access and robust service, support, and capital expenditure capabilities. Through partnerships with Tier1s and OEMs, we empower our collaborators to innovate and commercialize fuel cell systems powered by Advent’s proprietary technology on a significant scale. Our collaborators actively manage the entire value chain, including sales, marketing, and after-sales service. Until these partnerships mature and reach the mass manufacturing stage, we derive revenues from major partners through Joint Development Agreements, which are pivotal in financing the early stages of market-specific product development.

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

Specific Product Offerings Under Development

A.	Advent MEA:

The Advent MEA (also called the “Ion Pair MEA”) allows HT-PEM fuel cells to operate between 80°C and 240°C with an optimal temperature of 160°C. The implications of high-temperature operation are:

1.	It is ideal for eFuel-based fuel cells (e-Methanol). The HT-PEM fuel cell can work with reformate gas, impure hydrogen, and eFuels, so there is no need for new infrastructure. The existing fossil liquid fuel infrastructure, with minimal changes but without the carbon footprint, can be used for shipping, powering off-grid generators, and solving the hardest mobility electrification applications where batteries are simply not enough. (Our systems require a single-stage methanol or alternative eFuel gas reformer, typically yielding approximately 70% hydrogen and 1-2% carbon monoxide, with the remaining balance being carbon dioxide. In contrast, competing systems necessitate costly multistage reformers and palladium-based purifiers to maintain carbon monoxide levels below 10-15 ppm, a requirement for the operation of LT PEM.

2.	It enables highly-efficient thermal management at the system level, making our fuel cells ideal for aviation and heavy-duty automotive. Airplanes, big trucks, excavators, and most heavy-duty applications face significant thermal management challenges. Efficient heat rejection is not possible, especially in areas of the world that keep getting hotter every year. From India to the Arizona desert, an HT-PEM fuel cell is the superior technology. By operating optimally at 160 °C, the Advent MEA is the first technology to beat the US Department of Energy heat rejection target by reaching a ΔQ/T level of 1.03 at a hot 50 °C, far below the 2025 goal of 1.45 set at only 40 °C, a target the current LT PEM technology can not reach. By running the MEA hot, you can keep the fuel cell engine cool and use smaller radiators for less drag.

3.	It enables simple design as the balance of plant is much simpler (due to nO-water management issues). The Advent MEA does not use water as the conducting medium. It is based on a unique proprietary chemistry developed by Advent and our collaborators. “No water needed” means that the HT-PEM fuel cell system’s balance of plant and, thus, the design, testing, and manufacturing is much simpler. Thus the HT-PEM fuel cell can operate at extreme humidity high or low, extreme climates (temperature (-20 °C to 55 °C)), or air quality conditions (pollution, dust). All these factors have minimal or no effect on the HT-PEM fuel cell performance, but they can be life-ending for a typical LT-PEM system.

B.	Advent Fuel Cell Stack

Following the discontinued operations in Denmark and the Serene product line, we have focused our efforts on the development of the next-generation fuel cell stack:

The goal of this effort, which commenced in 2024 Q3 and will be ongoing, is to develop the next generation of HT-PEM fuel cells based on the Advent MEA. Performance-wise, our goal is to double the power density of the fuel cell stacks in the near future vs. the previous Serene product line (that was not based on Advent MEA) and also double the lifetime. These developments can result in a total capex reduction of approximately 3x vs. previous Serene systems, thus enabling a very attractive total cost of ownership model for almost all business cases in stationary and marine power. A further improvement target of 3x vs. previous MEAs resulting from improved Advent MEA and fuel cell stack performance can bring significant competitive advantages in the most challenging markets of Aerospace and Automotive.

The Advent Fuel Cell Stack will be in the range of 7kW-10kW multiples of which can be placed in cabinets for higher power, such as 100kW to 150 kW; however, longer term Advent is designing a 50kW block, thus enabling multi-MW installations by deploying parallel cabinets. Other features under development are associated with Advent’s proprietary edge-cooling technology, no methanol-water mix and metal bipolar plates use.

C.	Honey Badger

The Reformed Methanol Wearable Fuel Cell Power System, or “Honey Badger” is an offering marketed by our subsidiary Advent Technologies LLC. On June 7, 2021, the US DoD, through the U.S. Army DEVCOM Command, Control, Communications, Computers, Cyber, Intelligence, Surveillance, and Reconnaissance (C5ISR) Center, with funding through the Project Manager Integrated Visual Augmentation System (PM IVAS), has entered into a contract with us to complete the MIL-STD certification of the cutting edge “Honey Badger”. “Honey Badger” is placed on a soldier-worn plate carrier and provides on-the-move battery charging in the field. It has been selected by the US DoD’s National Defense Center for Energy and Environment (NDCEE) to take part in its 2021 demonstration/validation program and is the only fuel cell to take part in this program. The NDCEE is a US DoD program that addresses high-priority environmental, safety, occupational health, and energy technological challenges that are demonstrated and validated at active installations for military application. The product is offered at 50W and 100W power versions, and both are in the testing and certification stages. Its core technology has completed successful field trials in Army Expeditionary Warrior Experiments and high-altitude tests in California’s Sierra Nevada. Advent Technologies LLC’s “Honey Badger 50” (the 50W power version) fuel cell is the only fuel cell that is part of this program that supports the U.S. Army’s goal of having a technology-enabled force by 2028. On August 4, 2022, we announced the launch of our HB50 power system, a compact portable fuel cell system and quiet power supply for use in off-grid field applications such as military and rescue operations. The launch of Advent’s portable power system coincided with the Company’s fulfillment of its first shipment order from the U.S. Department of Defense. The HB50 power system can be fueled by biodegradable methanol, allowing near-silent generation of up to 50W of continuous power with clean emissions. Designed for covert operations, HB50 can easily power radio and satellite communications gear, remote fixed and mobile surveillance systems, laptop computers, and more general battery charging needs. HB50 is a unique technology that can save 65% of weight versus batteries over a typical 72-hour mission. The weight savings benefit increases further for longer missions. In September and December 2023, contracts totaling $2.2 million and $2.8 million, respectively, were signed with the U.S. Department of Defense. These contracts focus on integrating the Ion Pair MEA technology into HB50 and enhancing specific components/manufacturing processes. The objective is to facilitate the shift from low-prototype volume to small manufacturing volume. Advent and the US DoD plan to strengthen their collaboration by concentrating on the improved HB50 fuel cell system’s manufacturing process, aiming to achieve high-volume production capacity. Multiple applications of the HB50 are expected in the future in sectors such as robotics, agriculture, drones, emergency operations, and consumer uses. HB50’s unique design allows it to be used in soldier-worn configurations or operated inside a portable backpack or vehicle while charging batteries and powering soldier systems, while its thermal features allow it to operate within an ambient temperature range of -20°C to +55°C. Aside from its optimized compatibility with the Integrated Visual Augmentation System (“IVAS”), HB50 can also power devices such as high-frequency radios, such as the model 117G and B-GAN and StarLink terminals. HB50’s durability allows it to be easily deployed in challenging conditions and climates while supporting mission mobility for three to seven days without the need to re-supply. Since Honey Badger’s fuel cell technology can run on hydrogen or liquid fuels, the system can operate at a fraction of the weight of traditional military-grade batteries to meet the U.S. Department of Defense’s continuously evolving needs for ‘on-the-go’ electronics needs. As military adoption and use of IVAS equipment continue to evolve, highly portable lightweight power solutions like Honey Badger and HB50 will become a mission-critical necessity.

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

HT-PEM vs Batteries: When operating as standalone power sources, batteries are often impractical and cumbersome, particularly in off-grid scenarios where they require daily transportation back to the grid for recharging. Additionally, they incur high costs and offer limited runtime, while recharging from the grid often results in higher net emissions in most countries. At Advent, we firmly believe in the transformative potential of hybrid power solutions that merge our HT-PEM fuel cell technology with batteries. Unlike traditional methods, where batteries draw power from the grid, our approach for certain applications favors charging batteries using our fuel cells to ensure unlimited green power generation and provide a consistent power supply constrained only by the availability of fuel. Furthermore, our hybrid solution offers significant cost savings and extended runtime compared to battery-only alternatives. Moreover, it achieves remarkable emission reductions, up to 80% when utilizing biomethanol fuel and 100% with e-Methanol.

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

Employees and Human Capital Resources

Our employees are critical to our success. As of December 31, 2024, we had approximately 26 employees and 5 part-time contractors. We occasionally rely on additional independent contractors to support our operations. None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement.

We strive to create a collaborative environment where our colleagues feel respected and valued. We provide our employees with competitive compensation, opportunities for equity ownership, and a robust employment package, including health care, retirement benefits, and paid time off. In addition, we regularly interact with our employees to gauge employee satisfaction and identify focus areas.

At Advent, we champion the belief that individual uniqueness enhances greatness. We uphold equal opportunities for all employees. Through rigorous protocols, we continuously work to identify and eradicate any form of harassment within our organization, fostering a fair and respectful workplace. We prioritize the value and respect of our employees, unequivocally condemning violence, discrimination, or harassment. Employees are encouraged to address any questions or concerns they may have regarding their employment or benefits with our Human Resources department. We honor and accommodate the physical or mental limitations of qualified employees with disabilities, enabling them to fulfill their job responsibilities. Furthermore, our compensation structure is determined by factors such as position, education, and experience.

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

We have been issued, acquired, licensed, or applied for approximately 150 international and United States patents, with a concentration in membranes, electrodes, and MEAs, which support its product offerings. Leveraging our membrane and electrode technologies, we also have the intellectual property for lightweight stacks made through advances in bipolar plate materials, which support water-cooled systems. This results in a simpler and more compact balance-of-plant design. Our own investments in developing leading next-generation fuel cell technology are supported by being able to leverage the research and development efforts of its strategic partners.

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

Available Information

Our principal executive offices are located at 5637 La Ribera St., Suite A, Livermore, CA 94550 and our telephone number is (925) 455-9400. We maintain a website at https://www.advent.energy. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Our management identified material weaknesses in our internal control processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Management has concluded that, because of these material weaknesses, we were unable to timely file our annual report on Form 10-K for the fiscal year ended December 31, 2023, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024. These deficiencies primarily relate to our lack of an effective internal control structure and sufficient financial reporting and accounting personnel due to the resignation of key control operators in early 2024 including the Company’s Chief Financial Officer and then the subsequent resignation of his successor soon thereafter. As a result of the material weaknesses, the Company’s management, under the supervision of the Audit Committee of the Board of Directors and with participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of the December 31, 2023 and December 31, 2024 (including the interim periods therein).

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed and implemented. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file quarterly reports on Form 10-Q and Annual Reports on Form 10-K. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. For more information relating to the Company’s internal control over financial reporting, the material weaknesses that existed as of December 31, 2024 and 2023, and the remediation activities undertaken by us, see Part IJ, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, shareholders could lose confidence in our financial reporting, and this may decrease the trading price of our common stock.

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

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal control over financial reporting and disclosure controls and procedures are designed to give a reasonable assurance that they are effective to achieve their objectives. We cannot provide absolute assurance that all our possible future control issues will be detected. These inherent limitations include the possibility that judgments in our decision making can be faulty, and that isolated breakdowns can occur because of simple human error or mistake. The design of our system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error could occur and not be detected. This and any future failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our audited financial statements as of and for the year ended December 31, 2024, were prepared on the assumption that we would continue as a going concern. Our audited financial statements as of and for the year ended December 31, 2024, did not include any adjustments that might result from the outcome of this uncertainty. Our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months based on the insufficient amount of cash and cash equivalents and net revenue from operations, as of the financial statement filing date and our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2024, stating that we have concluded that a substantial doubt exists about our ability to continue as a going concern. In addition to cash inflows from operations, the Company pursues additional debt and/or equity funding.

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

Based on conversations with existing customers and incoming inquiries from new customers, we anticipate substantial increased demand for our MEAs and fuel cell systems from a wide range of customers as we scale up our production facilities and testing capabilities, and as the awareness our MEA capabilities become widely known in the industry. We expect both existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom we are already in discussions regarding prospective commercial partnerships and joint development agreements. As of December 31, 2024, we were still generating a low level of revenues compared to our future projections and have not made major commercial sales to global OEM organizations.

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

We face risks associated with our international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We have international operations in Europe that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our fuel cells and membranes and require significant management attention. These risks include:

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

Certain members of our management team have limited experience managing a public company.

Certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the requirements of being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Obtaining the MIL-STD certification for the Honey Badger and advancing it for U.S. army integration is subject to risks and uncertainty.

Obtaining the MIL-STD certification for the Honey Badger and advancing it for U.S. army integration is subject to risks and uncertainty and may not be completed on the timeline we expect, or at all.

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

On April 17, 2024, we received a letter from Nasdaq notifying the Company that it is not in compliance with the periodic reporting requirements for continued listing set forth Nasdaq Listing Rule 5250(c)(1) (the “Timely Report Requirement”) due to the fact that this Annual Report on Form 10-K was not filed by the required due date of March 31, 2024 (the “10-K Delinquency Letter”). Additionally, on May 24, 2024, we received a letter from Nasdaq notifying the Company that it is not in compliance with the periodic requirements for continued listing set forth Nasdaq Listing Rule 5250(c)(1) due to the fact that the Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “First Quarter 10-Q”) by the required due date of May 14, 2024 (the “Q1 10-Q Delinquency Letter”). Further, on November 22, 2024, we received a letter from Nasdaq notifying the Company that it is not in compliance with the Timely Reporting Requirement due to the fact that the Company did not file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Third Quarter 10-Q”) by the required due date of November 20, 2024 (the “Q2 10-Q Delinquency Letter”). The Company submitted compliance plans to Nasdaq setting forth its plan to file both this Annual Report on Form 10-K, the First Quarter 10-Q and the Third Quarter 10-Q. The Company filed its Annual Report on Form 10-K on August 13, 2024, its First Quarter 10-Q on October 15, 2024 and its Third Quarter 10-Q on December 27, 2024.

Additionally, on October 18, 2024, we received a letter from Nasdaq notifying the Company that since the Company’s Form 10-Q for the period ended June 30, 2024, reported stockholders’ equity of ($2,879,000), and as of the date of such letter the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, the Company is no longer in compliance with Nasdaq’s Listing Rule requiring the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. The Company submitted a compliance plan and supplement to Nasdaq setting forth its plan to increase its stockholders’ equity and is working to regain compliance with this requirement.

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

Our second amended and restated certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit the ability of our stockholders to choose the judicial forum for disputes with us or our directors, officers, or employees.

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

We will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $540.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right when the registration statement to which this prospectus forms a part comes into effect with respect to the shares of common stock underlying such warrants. Redemption of the outstanding public warrants could force you to: (1) exercise your warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the placement warrants or working capital warrants will be redeemable by us for cash so long as they are held by our sponsor or its permitted transferees.

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

As of June 2, 2025, we had Warrants to purchase an aggregate of 878,985 shares of our common stock outstanding. To the extent remaining Warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then-existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

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

Changes in US trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The US government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods. Changes in US trade policy could result in one or more U.S. trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the US economy, which in turn could adversely impact our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property and proprietary technology is uncertain.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of October 11, 2024, we owned 108 issued patents (38 domestic and 70 foreign), 35 pending patent applications (13 domestic and 22 foreign), 45 registered trademarks (5 domestic and 40 foreign) and 8 pending trademark applications (3 domestic and 5 foreign).

We have applied for patent protection relating to certain existing and proposed products and processes. While we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so later. Furthermore, we cannot assure you that any of our patent applications will be approved. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested, or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes which are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available. Since most of our issued patents are for the United States only, we lack a corresponding scope of patent protection in other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our product.

We plan to rely on our trademarks, trade names and brand names to distinguish our product from the products of our competitors and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

We also rely on trade secrets, know-how, and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality and intellectual property assignment agreements with parties that develop intellectual property for us and/or have access to it, such as our officers, employees, consultants, contract manufacturers and advisors. However, in the event of unauthorized use or disclosure or other breaches of such agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If any of our trade secrets, know-how or other technologies not protected by a patent were to be disclosed to or independently developed by a competitor, our business, financial condition, and results of operations could be materially adversely affected.

In the future, we may enter into licensing agreements to maintain our competitive position. If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain, and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. Further, entering into such license agreements could impose various diligence, commercialization, royalty, or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek damages or to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

If a competitor infringes upon one of our patents, trademarks, or other intellectual property rights, enforcing those patents, trademarks, and other rights may be difficult and time consuming. Even if successful, litigation to defend our patents and trademarks against challenges or to enforce our intellectual property rights could be expensive and time consuming and could divert management’s attention from managing our business. Moreover, we may not have sufficient resources to defend our patents or trademarks against challenges or to enforce our intellectual property rights. In addition, if third parties infringe any intellectual property that is not material to the products that we make, have made, use, or sell, it may be impractical for us to enforce this intellectual property against those third parties.

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

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our product and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to emerging technologies, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants, contract manufacturers and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our product that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We employ individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Our principal office is located at 5637 La Ribera St., Suite A, Livermore, CA 94550. We also lease approximately 3,400 square feet of laboratory space in Patras, Greece, approximately 1,000 square feet of office space in Athens, Greece, and approximately 800 square feet of office space in Kozani, Greece.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 9, 2025, Chris Kaskavelis (“Kaskavelis”), a former employee of Advent SA, filed a claim against the Company’s wholly owned subsidiary in Greece, Advent SA, before the Athens First Instance Court (LABOR CLAIMS). A hearing is on the claim is scheduled for October 20, 2025. In connection with the claim, Kaskavelis alleges that Advent should pay him the following amounts: (1) €107,194.90 for unpaid wages, (2) €612,206.40 for unpaid severance, (3) €50,000 for “moral damages” and (4) related court expenses stemming from the lawsuit. The Company denies the Kaskavelis claims as they are unsubstantiated and without merit as he was terminated by the Company for cause per the terms of his employment agreement. Notwithstanding the same, and as a contingency, the Company has accrued for the unpaid wages portion of his claim in the amount of €107,194.90 ($124,000). The Company believes that the remainder of the Kaskavelis claims are wholly without merit and intends to defend itself vigorously in these proceedings, although we cannot accurately predict the ultimate outcome of this matter.

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021, whereby the Company acquired SerEnergy and FES on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. The award in favor of F.E.R. is in the amount of approximately €4.5 million euro. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. In February 2025, the parties met to discuss the possibility of a settlement and the framework for such a settlement, but there can be no guaranty that the parties will be able to finalize an agreement, and at this time, the Company cannot accurately predict the outcome of this matter.

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

Other than the matters disclosed herein, we are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock and public warrants are listed on the Nasdaq Capital Market under the symbols “ADN” and “ADNW”, respectively.

Holders of Our Common Stock

As of June 2, 2025, there were approximately 29 holders of record of shares of our common stock and 2 holders of record of our warrants. Such numbers do not include DTC participants or beneficial owners holding shares through nominee names.

Dividends

We have not declared any cash dividends since inception and we do not anticipate paying any dividends in the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, prospects, applicable Delaware law (which provides that dividends are only payable out of surplus or current net profits) and other factors our board might deem relevant. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Securities authorized for issuance under equity compensation plans

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Recent sales of unregistered securities

None.

Purchases of Equity Securities

We did not purchase any shares of common stock during the year ended December 31, 2024.

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

This MD&A generally discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. See Note 1 “Basis of Presentation” in the accompanying consolidated financial statements for additional information.

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

Change in Independent Registered Public Accounting Firm

Earlier on September 17, 2024, Ernst & Young (Hellas) Certified Auditors Accountants S.A. (“EY”), the Company’s prior independent registered public accounting firm, was dismissed effective immediately. EY had served as the Company’s independent registered public account firm since February 9, 2021, and also served as the independent registered public accounting firm of the Company’s subsidiary, Legacy Advent, prior to the Business Combination pursuant to the Agreement and Plan of Merger.

On September 20, 2024, the audit committee of the board of directors of the Company approved the engagement of M&K CPAS, PLLC (“M&K”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2024.

EY’s audit reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, provided that EY’s audit report as of and for the year ended December 31, 2023 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Reverse Stock Split

On May 13, 2024, the Company effected a 1-for-30 reverse stock split by filing an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, with the Delaware Secretary of State. The reverse stock split combined every thirty shares of our common stock issued and outstanding immediately prior to effecting the reverse stock split into one share of common stock. No fractional shares were issued in connection with the reverse stock split. All historical share and per share amounts reflected throughout this document have been adjusted to reflect the reverse stock split. The authorized number of shares and the par value per share of the Company’s common stock were not affected by the reverse stock split.

Danish Subsidiary Bankruptcy

Additionally, on July 25, 2024, Advent Technologies A/S, a Danish subsidiary of the Company (the “Danish Subsidiary”), was declared bankrupt under and pursuant to the Denmark Bankruptcy Act (the “Danish Subsidiary Bankruptcy”), and, as a result, Advent Technologies A/S and its wholly-owned Philippines subsidiary, Green Energy Philippines Inc., was deconsolidated from the Company.

Business Developments

RHyno Project awarded €34.5 Million by EU Innovation Fund

On March 5, 2025, the European Climate, Infrastructure and Environment Executive Agency (CINEA) and Advent’s wholly owned Greek subsidiary, Advanced Energy Technologies S.A. each signed the grant agreement for the Company’s monumental RHyno Project. This EU Innovation Fund grant will provide Advent with €34,534,318 in non-dilutive funding over the lifetime of the project.

The Advent Renewable Hydrogen Innovative Technologies (RHyno) project involves the establishment of infrastructure for developing and manufacturing innovative fuel cells, electrolysers, and their key components including Advent ground-breaking Membrane Electrode Assembly technology at a megawatt (MW) scale. RHyno aims to pioneer the use of innovative materials to enhance power density and lifespan while significantly reducing the weight and volume of power systems through a streamlined balance of plant.

The planned state-of-the-art facility is designed to optimize production processes, boost efficiency, and industrialize fuel cell and electrolyser technologies. These advancements are essential for decarbonizing carbon intense industries, such as the aviation, maritime and heavy-duty automotive sectors, with further potential for spillover to other sectors, positioning Advent at the forefront of the clean energy transition.

Airbus Term Sheet to Launch a Joint Benchmarking Project

On November 6, 2023, Advent announced that it entered into an agreement with Airbus, a global leader in aeronautics, space, and related services, for a joint benchmarking project regarding an optimized Ion Pair™ Membrane Electrode Assembly (“MEA”) for hydrogen fuel cells. Airbus will provide financial support to the project and its extensive knowledge of the aviation industry. Advent will invest in people, materials, hardware, and third-party research centers, to contribute to the goals of the project. The multi-million-dollar collaboration is currently expected to take place over two years. On February 19, 2025, Advent and Airbus representatives met in Hamburg, Germany to kickoff Phase Two of the joint benchmarking project.

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

Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”)

On April 10, 2023, Advent entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Advent has the right, but not the obligation, to sell to Lincoln Park up to $50 million worth of shares of its common stock from time to time over the 36-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, Advent also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to register the resale of the shares of our common stock that have been and may be issued to Lincoln Park under the Purchase Agreement pursuant to a registration statement. Upon the execution of the Purchase Agreement, we issued 21,186 shares of common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the Purchase Agreement. Lincoln Park has agreed not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. As of December 31, 2024, Lincoln Park had sold an aggregate of 10,490 shares for net proceeds to the Company of $5.5 million.

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

Sales of Common Stock, if any, under the ATM Agreement may be made in transactions that are deemed to be “at-the-market equity offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at prevailing market prices at the time of sale or as otherwise agreed with the Agent. Advent has no obligation to sell, and the Agent is not obligated to buy or sell, any of the Common Stock under the Agreement and may at any time suspend offers under the Agreement or terminate the Agreement. The ATM Offering will terminate upon the termination of the ATM Agreement as permitted therein. As of December 31, 2024, the Agent had sold an aggregate of 233,061 shares for net consideration to the Company of $1.6 million.

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

BASF Environmental Catalyst and Metal Solutions (“BASF”)

On May 9, 2023, Advent and BASF, a global leader in precious metals and catalysis, concluded on the terms of a new agreement to join efforts in building a closed loop component supply chain for fuel cells and enter discussions to extend the partnership into the field of water electrolysis. For 20 years, BASF has been a leader in membrane and MEA technology for HT-PEM fuel cells with a strong foundation in precious metal services and catalysis. HT-PEM fuel cells operate at 120 to 180°C, offer a broad operating window and tolerate impurities in the hydrogen fuel source. The fuel cells also enable simplified cooling and need no humidification. Advent offers competitive fuel cell systems for stationary and portable applications based on methanol and on-site reforming. In the future, HT-PEM fuel cells will also be available for heavy duty mobility and marine power. The scope of the agreement includes BASF’s full portfolio of products and services to enable circularity in key materials. Both companies will cooperate on BASF’s latest membrane development, Celtec®-Z, and the new Ion Pair™ MEA by Advent, aiming for improved performance, lifetime and cost competitiveness.

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

As of December 31, 2024, there was no new activity in respect to this MoU.

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

In September 2023, Advent secured a new $2.2 million contract with the US DoD. This milestone achievement comes under the General Technical Services prime contract and will play a crucial role in supporting the demanding defense mission requirements of the US Army. This contract is the continuation of a series of past contracts with the US DoD and its primary objective is to further optimize Advent’s proprietary Honey Badger 50™ portable fuel cell system by integrating the Company’s innovative Ion Pair MEA technology. Upon the completion of this new 12-month contract, Advent and the US DoD aim to reinforce their long-term collaboration by focusing on the manufacturing process of the enhanced HB50 fuel cell system, that will enable high-volume production manufacturing capacity. MEAs form the heart of the fuel cell, and their performance determines the lifetime, efficiency, weight, and to a large extent, the cost of the end electrochemistry products. Advent’s Ion Pair MEA technology is anticipated to significantly enhance HB50’s performance, resulting in higher power density and improved compact packaging, making it an ideal solution for off-grid field applications, including military and rescue operations.

In December 2023, Advent secured a new $2.8 million contract with the US DoD. Under this new defense contract which comes under the umbrella of the Envision Innovative Solutions (‘‘EIS’’), Advent will develop advanced manufacturing processes to enable a substantial increase in the production capacity while maintaining quality of the HB50 system. This new project is aligned with Advent’s and the US DoD’s shared objective to strengthen their long-term collaboration and transform HB50 into a portable and clean source of power.

As of December 31, 2024, Advent continues to work with the US DoD to advance the HB50 technology.

Nasdaq Deficiency Letters

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

On April 17, 2024, we received a letter from Nasdaq notifying the Company that it is not in compliance with the periodic reporting requirements for continued listing set forth Nasdaq Listing Rule 5250(c)(1) (the “Timely Report Requirement”) due to the fact that this Annual Report on Form 10-K was not filed by the required due date of March 31, 2024 (the “10-K Delinquency Letter”). Additionally, on May 24, 2024, we received a letter from Nasdaq notifying the Company that it is not in compliance with the periodic requirements for continued listing set forth Nasdaq Listing Rule 5250(c)(1) due to the fact that the Company did not file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “First Quarter 10-Q”) by the required due date of May 14, 2024 (the “Q1 10-Q Delinquency Letter”). Further, on November 22, 2024, we received a letter from Nasdaq notifying the Company that it is not in compliance with the Timely Reporting Requirement due to the fact that the Company did not file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Third Quarter 10-Q”) by the required due date of November 20, 2024 (the “Q2 10-Q Delinquency Letter”). The Company submitted compliance plans to Nasdaq setting forth its plan to file both this Annual Report on Form 10-K, the First Quarter 10-Q and the Third Quarter 10-Q. The Company filed its Annual Report on Form 10-K on August 13, 2024, its First Quarter 10-Q on October 15, 2024 and its Third Quarter 10-Q on December 27, 2024.

Additionally, on October 18, 2024, we received a letter from Nasdaq notifying the Company that since the Company’s Form 10-Q for the period ended June 30, 2024, reported stockholders’ equity of ($2,879,000), and as of the date of such letter the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, the Company is no longer in compliance with Nasdaq’s Listing Rule requiring the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. The Company thereafter submitted its plan to Nasdaq to regain compliance with the continued listing requirements and undertook remedial measures to correct the deficiency in its stockholders’ equity. As of April 15, 2025, based on developments at the Company including the resolution of certain claims and the then-current value of its technology and licenses, the Company confirmed to Nasdaq its belief that it satisfied the Nasdaq continued listing requirements as its stockholders’ equity exceeded the $2.5 million minimum requirement and that it would report the same in its Form 10-Q for Q2 2025.

New Board Member

On December 31, 2024, the Company’s shareholders elected Robert Schwartz as a Class I director of the Company, with a term expiring at the 2027 annual meeting of the Company’s stockholders or until his successor is duly elected and qualified in accordance with our second amended and restated certificate of incorporation and amended and restated bylaws, or his earlier death, resignation or removal.

Termination of Former Chief Executive Officer

On October 24, 2024, the Board approved the termination of the employment of Vassilios Gregoriou, the Chief Executive Officer, Acting Chief Financial Officer, for cause, effective immediately. Mr. Gregoriou was also removed as Chairman of the Board of Directors.

Advent Technologies A/S declared bankrupt

On July 25, 2024, Advent Technologies A/S was declared bankrupt by the court in Aalborg, Denmark. The petition was brought by IDA, the union of engineers with a claim for €402,000. As the Company did not have the ability to pay the full amount due, the Danish court declared Advent Technologies A/S bankrupt. Advent Technologies A/S and its wholly-owned subsidiary Green Energy Philippines, Inc. will be liquidated by the court appointed trustee to settle all claims under the bankruptcy. The Company anticipates it will receive no residual assets from the bankruptcy. The remainder of the Company’s legal entities have no plans to declare bankruptcy and will continue as going concern entities.

Arbitration Award

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021, whereby the Company acquired SerEnergy and FES on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. The award in favor of F.E.R. is in the amount of approximately €4.5 million euro. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. In February 2025, the parties met to discuss the possibility of a settlement and the framework for such a settlement, but there can be no guaranty that the parties will be able to finalize an agreement, and at this time, the Company cannot accurately predict the outcome of this matter.

Key Factors Affecting Our Results

Advent believes that its performance and future success depend on several factors that present significant opportunities for Advent but also pose risks and challenges, including those discussed below.

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of December 31, 2024, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Cost of Revenues

Cost of revenues consists of consumables, raw materials, processing costs and direct labor costs associated with the assembly, manufacturing, and servicing of MEAs, membranes, fuel cell stacks and systems and electrodes. Advent expects its cost of revenues to decrease as the focus on providing services under Joint Development Agreements and Technology Assessment Agreements and its shift from product sales. Advent also recognizes slow moving inventory reserve in cost of revenues. Advent recognizes cost of revenues in the period that revenues are recognized.

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

Administrative and Selling Expenses

Administrative and selling expenses consist of travel expenses, indirect labor costs, fees paid to consultants, third parties and service providers, taxes and duties, legal and audit fees, depreciation, business development salaries and limited marketing activities, and incentive and stock-based compensation expense. Advent has implemented reductions to administrative and selling expenses to conserve cash until such time the business scales up and a shift in strategy to sell through strategic partnerships will further reduce selling expenses. The additional costs incurred are as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income / (Expenses), Net

Other income / (expenses) are mainly comprised of costs associated with the Lincoln Park equity line of credit for the year ended December 31, 2023, and other de minimis incidental income / (expenses) incurred by the business during the year ended December 31, 2024.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to $0.1 million and $0.4 million for the year ended December 31, 2024 and 2023, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants for the year ended December 31, 2024 and 2023, respectively.

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

Amortization of Intangibles

The intangible assets of $4.7 million recognized on the acquisition of UltraCell is the Trade Name “UltraCell” ($0.4 million) and the Patented Technology ($4.3 million). The Trade Name has an indefinite useful life while the Patented Technology has a useful life of 10 years. Amortization expense of nil and $0.2 million has been recognized for the year ended December 31, 2024 and 2023, respectively.

Income taxes

Income tax benefit (provision) amounting to $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, we provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2024 and 2023, and the changes between periods.

	Years Ended December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023	$ change	% change
Revenue, net	$3,276	$1,536	$1,740	113.3%
Cost of revenues	(1,488)	(6,964)	5,476	(78.6)%
Gross profit / (loss)	1,788	(5,428)	7,216	(132.9)%
Income from grants	887	1,582	(695)	(43.9)%
Research and development expenses	(3,225)	(7,567)	4,342	(57.4)%
Administrative and selling expenses	(14,318)	(28,825)	14,507	(50.3)%
Sublease income	145	543	(398)	(73.3)%
Amortization of intangibles	(29)	(207)	178	(86.0)%
Credit loss – customer contracts	(3,617)	(1,048)	(2,569)	245.1%
Impairment losses	-	(9,763)	9,763	N/A
Operating loss	(18,369)	(50,713)	32,344	(63.8)%
Fair value change of warrant liability	59	394	(335)	(85.0)%
Finance income / (expenses), net	(535)	104	(639)	(614.4)%
Foreign exchange gains / (losses), net	(272)	101	(373)	(369.3)%
Loss contingency	(4,724)	-	(4,724)	N/A
Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets	(6,235)	-	(6,235)	N/A
Other income / (expenses), net	7	(870)	877	(100.8)%
Loss before income taxes	(30,069)	(50,984)	20,915	(41.0)%
Income taxes	55	82	(27)	(32.9)%
Net loss from continuing operations	(30,014)	(50,902)	20,888	(41.0)%
Income (loss) from discontinued operations	(10,980)	(20,495)	9,515	(46.4)%
Net loss	$(40,994)	$(71,397)	$30,403	(42.6)%
Net loss per share
Basic loss per share from continuing operations	$(11.46)	$(26.55)	$15.09	N/A
Basic loss per share from discontinued operations	(4.19)	(10.69)	6.50	N/A
Basic loss per share	(15.65)	(37.24)	21.59	N/A
Basic weighted average number of shares	2,618,857	1,917,179	N/A	N/A
Diluted loss per share from continuing operations	$(11.46)	$(26.55)	$15.09	N/A
Diluted loss per share from discontinued operations	(4.19)	(10.69)	6.50	N/A
Diluted loss per share	(15.65)	(37.24)	21.59	N/A
Diluted weighted average number of shares	2,618,857	1,917,179	N/A	N/A

Revenue

Our total revenue from continuing operations increased by approximately $1.7 million or 113.3% from approximately $1.5 million in the year ended December 31, 2023 to approximately $3.3 million in the year ended December 31, 2024. The increase in revenue was driven by an increase in Joint Development Agreements for the year ended December 31, 2024.

Cost of Revenues

Cost of revenues decreased by approximately $(5.5) million from approximately $7.0 million in the year ended December 31, 2023 to approximately $1.5 million in the year ended December 31, 2024. The decrease in cost of revenues was primarily related to a shift from product sales to Joint Development Agreements.

Income from Grants

Income from grants decreased by approximately $(0.7) million from $1.6 million in the year ended December 31, 2023 and $0.9 million in the year ended December 31, 2024.

Research and Development Expenses

Research and development expenses were approximately $7.6 million in the year ended December 31, 2023, and $3.2 million in the year ended December 31, 2024. Research and development expenses primarily relate to internal research and development costs, as well as our cooperative research and development agreements.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $28.8 million in the year ended December 31, 2023, and $14.3 million in the year ended December 31, 2024. The decrease was primarily due to cost reductions and staff reductions throughout 2024.

Amortization of Intangibles

Amortization of intangible assets was less than $0.1 million in the year ended December 31, 2024, which was a decrease of $(0.2) million compared to the year ended December 31, 2023. The reduction in amortization expense is due to significant impairment charges that were recognized in 2023.

Credit Loss – Customer Contracts

We recognized credit losses on customer contracts of $3.6 million during the year ended December 31, 2024, which was an increase of $2.6 million from December 31, 2023.

Impairment Losses

We recognized impairment losses of $9.8 million in 2023, primarily related to goodwill and other intangible assets from the UltraCell and SerEnergy and FES acquisitions. Refer to Critical Accounting Policies and Estimates disclosure for further details.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to $0.1 million and $0.4 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the year ended December 31, 2024 and 2023, respectively.

Finance income (expenses), net

Finance (expenses) increased by $(0.6) million from $0.1 million for the year ended December 31, 2023 to $(0.5) million for the year ended December 31, 2024. The increase is primarily due to interest expense related to the short-term loan payable.

Foreign exchange gains / (losses), net

Foreign exchange gains / (losses) increased by $(0.4) million from $0.1 million for the year ended December 31, 2023 to $(0.3) million for the year ended December 31, 2024.

Loss contingency

We recognized $4.7 million loss continency related to the litigation with F.E.R. fischer Edelstahlrohre GmbH during the year ended December 31, 2024.

Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets

We recognized losses of $(6.2) million during the year ended December 31, 2024, which is an increase of $(6.2) million from December 31, 2023. The losses primarily relate to the disposal of certain coating machines at the Hood Park facility and the termination of the Hood Park lease.

Other income / (expenses), net

We recognized expenses of $(0.9) million during the year ended December 31, 2023, which primarily relate to the Lincoln Park equity line of credit and $7 thousand of income during the year ended December 31, 2024.

Income (loss) from discontinued operations

We recognized $11.0 million loss during the year ended December 31, 2024, down from $20.5 million during the year ended December 31, 2023. The reduction in loss from discontinued operations is primarily due to the partial period and reduced activity in 2024 of approximately 7 months relative to the full year in December 31, 2023.

Liquidity and Capital Resources

At December 31, 2024, the Company had $0.4 million in cash and cash equivalents. During the years ended December 31, 2024 and 2023 the Company incurred net losses from continuing operations of $30.0 and $51.0 million, respectively. At December 31, 2024, the Company had $2.7 million in current assets and $28.8 in current liabilities, leaving the Company a working capital deficit of $(26.1) million.

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

The following table sets forth a summary of our consolidated cash flows for the years ended December 31, 2024 and 2023, and the changes between periods.

	Years Ended December 31,
(Amounts in thousands)	2024	2023	$ change	% change
Net cash provided by/(used in) operating activities from continuing operations	$1,398	$(20,976)	$22,374	(106.7)%

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,294	253	1,041	411.5%
Purchases of property and equipment	(36)	(2,443)	2,407	(98.5)%
Purchases of intangible assets	(47)	-	(47)	N/A
Advances for the acquisition of property and equipment	-	(1,255)	1,255	N/A
Acquisition of a subsidiary, net of cash acquired	-	(1,864)	1,864	N/A
Net cash provided by/(used in) investing activities from continuing operations	$1,211	$(5,309)	$6,520	(122.8)%

Cash flows from financing activities:
Proceeds of issuance of common stock and paid-in capital	291	9,059	(8,768)	(96.8)%
Proceeds from borrowing	660	-	660	N/A
Repayments of debt	(101)	-	(101)	N/A
Net cash provided by financing activities from continuing operations	$850	$9,059	$(8,209)	(90.6)%

Net increase/(decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents from continuing operations	$3,459	$(17,226)	$20,685	(120.1)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	378	83	295	355.4%
Net cash provided by / (used in) discontinued operations:
Cash used in operating activities	(8,011)	(11,138)	3,127	(28.1)%
Cash used in investing activities	(38)	(926)	888	(95.9)%
Cash provided by financing activities	543	-	543	N/A
Net cash used in discontinued operations	(7,506)	(12,064)	4,558	(37.8)%
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(3,669)	(29,207)	25,538	(87.4)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	4,050	33,619	(29,569)	(88.0)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of year	$381	$4,412	$(4,031)	(91.4)%

Cash flows provided by/(used in) operating activities from continuing operations

Net cash provided by operating activities from continuing operations was approximately $1.2 million for the year ended December 31, 2024, which primarily related to the Company’s limited cash position, shift in sales strategy to focus on JDAs reducing cost of sales and increases in trade and other payables during 2024.

Net cash used in operating activities from continuing operations was approximately $(21.0) million for the year ended December 31, 2023, which related to outflows in connection with administrative and selling expenses, an increase in inventory, research and development expenses, and costs associated with insurances services and other personnel costs.

Cash flows provided by/(used in) investing activities from continuing operations

Advent’s cash flows provided by investing activities from continuing operations was approximately $1.2 million for the year ended December 31, 2024, which primarily related to the sale of equipment.

Advent’s cash flows used in investing activities from continuing operations was approximately $(5.3) million for the year ended December 31, 2023, which primarily related to the acquisition of plant and equipment. Investing cash flow also included a $1.9 million payment to complete the acquisition of our fuel cell systems business in Denmark, Germany and the Philippines.

Cash flows from financing activities from continuing operations

Advent’s cash flows provided by financing activities from continuing operations was approximately $0.9 million for the year ended December 31, 2024, which represents $0.3 million of net proceeds of issuance of common stock and paid-in capital in connection with the At the Market Offering with H.C. Wainwright & Co., LLC and $0.7 million of proceeds from short-term debt, less repayments of $0.1 million.

Advent’s cash flows from financing activities from continuing operations were approximately $9.1 million for the year ended December 31, 2023, which related to the net cash proceeds from the sale of shares under the Lincoln Park facility, the At the Market Offering with H.C. Wainwright & Co., LLC and a private placement offering.

Reverse Stock Split

On April 29, 2024 and April 30, 2024, our stockholders and Board, respectively, approved a reverse stock split of our Common Stock, at a ratio of 1-for-30 (the “Reverse Stock Split”), as of the Effective Date. The Effective Date of the Reverse Stock Split with the Secretary of the State of Delaware was 5:00 p.m. on May 13, 2024 and May 14, 2024 in the marketplace.

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of December 31, 2024, and 2023, Advent recognized contract assets of $623 thousand and $9 thousand, respectively on the consolidated balance sheets.

Advent recognizes contract liabilities when the Company receives customer payments or has the unconditional right to receive consideration in advance of the performance obligations being satisfied on the Company’s contracts. The Company receives payments from customers based on the terms established in the contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2024, and 2023, The Company recognized contract liabilities of $3.2 million and $0.4 million, respectively, in the consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $0.1 million in revenues.

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

UltraCell Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company is phasing out use of the UltraCell trade name and therefore recognized an impairment charge of $0.4 million during the period. The Patented Technology was valued with the multi-period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 17.7% from 11.6% at the time of the acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was less than the current carrying value and therefore recognized an impairment charge of $3.3 million during the period. The Company determined that the fair value of the reporting unit utilizing the updated forecast was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $0.6 million during the year ended December 31, 2023. The Company did not record any goodwill impairment charge with respect to the UltraCell Reporting Unit during the year ended December 31, 2024.

SerEnergy and FES Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog in conjunction with the SerEnergy and FES acquisition. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. All other finite-lived intangible assets related to the SerEnergy and FES acquisition were previously fully amortized or impaired. The Company determined that the fair value of the reporting unit was $13.6 million utilizing the updated forecast, which was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $5.1 million during the year ended December 31, 2023. The Company did not record any goodwill impairment charge with respect to the SerEnergy and FES Reporting Units during the year ended December 31, 2024.

During the fourth quarter of 2023, the Company fully impaired IPR&D given it is unlikely to recognize a future benefit from the intangible asset. As a result, the Company did not record any goodwill impairment charge with reference to the IPR&D during the year ended December 31, 2024.

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

For the years ended December 31, 2024 and 2023, net income tax benefits (provisions) of $0.1 million and $0.1 million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. During the year ended December 31, 2023, the Company fully reserved the Bond Loan as an expected credit loss and continues to do so as of December 31, 2024.

Warrant Liability

The Company accounts for the 878,985 warrants (comprising of 813,314 Public Warrants and 65,671 Private Placement Warrants) issued in connection with the initial public offering and the 13,333 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the years ended December 31, 2024 and 2023.

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

The following tables show a reconciliation of net loss from continuing operations to EBITDA and Adjusted EBITDA for the three months ended December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023.

EBITDA and Adjusted EBITDA	Three months ended December 31, (Unaudited)			Years Ended December 31,
(in Millions of US dollars)	2024	2023	$ change	2024	2023	$ change
Net gain / (loss) from continuing operations	$(0.77)	$(24.37)	23.60	$(30.01)	$(50.90)	20.89
Depreciation of property and equipment	$0.41	$0.72	(0.31)	$1.57	$2.32	(0.75)
Amortization of intangibles	$0.03	$(0.32)	0.35	$0.03	$0.21	(0.18)
Finance income / (expenses), net	$0.24	$(0.62)	0.86	$0.54	$(0.10)	0.64
Loss contingency	$(0.15)	-	(0.15)	$4.72	-	4.72
Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets	$3.75	-	3.75	$6.24	-	6.24
Other income / (expenses), net	$0.01	$-	0.01	$0.01	$0.87	(0.86)
Foreign exchange differences, net	$(1.57)	$0.01	(1.58)	$0.27	$(0.10)	0.37
Income taxes	$-	$0.12	(0.12)	$(0.06)	$(0.08)	0.02
EBITDA	$1.95	$(24.46)	26.41	$(16.69)	$(47.78)	31.09
Net change in warrant liability	$-	$(0.03)	0.03	$(0.06)	$(0.39)	0.33
Impairment losses	$-	$-	-	$-	$9.76	(9.76)
Adjusted EBITDA	$1.95	$(24.49)	26.44	$(16.75)	$(38.41)	21.66

Adjusted net income/(loss) from continuing operations

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss from continuing operations differs from the most comparable GAAP measure, net loss from continuing operations, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net income/(loss) from continuing operations for three months ended December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023.

Adjusted net loss from continuing operations	Three months ended December 31, (Unaudited)			Years Ended December 31,
(in Millions of US dollars)	2024	2023	$ change	2024	2023	$ change
Net loss from continuing operations	$(0.77)	$(24.37)	23.60	$(30.01)	$(50.90)	20.89
Net change in warrant liability	$-	$(0.03)	0.03	$(0.06)	$(0.39)	0.33
Impairment losses	$-	$-	-	$-	$9.76	(9.76)
Adjusted net loss from continuing operations	$(0.77)	$(24.40)	23.63	$(30.07)	$(41.53)	11.46

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of December 31, 2024, Advent had an unrestricted cash balance of approximately $0.4 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent has short-term debt of $0.5 million but is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

Inflation Risk

Advent does not believe that inflation currently has a material effect on its business. To mitigate cost increases caused by inflation, Advent has taken steps such as searching for alternative supplies at a lower cost and pre-buying materials and supplies at a more advantageous price in advance of its intended use.

Foreign Exchange Risk

Advent has costs and revenues denominated in Euros and therefore is exposed to fluctuations in exchange rates. To date, Advent has not entered into any hedging transactions to mitigate the effect of foreign exchange due to the relatively low exposure. As we increase in scale, we expect to continue to realize a portion of our revenues and costs in foreign currencies and therefore expect to put in place appropriate foreign exchange risk mitigation features in due course.

Item 8.	Financial Statements and Supplementary Data.

This information required by this item may be found on pages F-1 through F-56 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 17, 2024, EY, the Company’s prior independent registered public accounting firm, was terminated. EY had served as the Company’s independent registered public account firm since February 9, 2021, and also served as the independent registered public accounting firm of the Company’s subsidiary, Legacy Advent, prior to the Business Combination pursuant to the Agreement and Plan of Merger.

On September 20, 2024, the audit committee of the board of directors of the Company approved the engagement of M&K as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2024.

EY’s audit reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, provided that EY’s audit report as of and for the year ended December 31, 2023 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (currently also serving as Interim Chief Financial Officer) has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.

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

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, management identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our Chief Executive Officer (currently also serving as Interim Chief Financial Officer) has concluded that, as of December 31, 2024 and 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

Notwithstanding this material weaknesses identified, our management, including our Chief Executive Officer (currently also serving as Interim Chief Financial Officer), has concluded that our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with U.S. GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment and the evaluation of those criteria, management, including our Chief Executive Officer (currently also serving as Interim Chief Financial Officer), concluded that our internal control over financial reporting was not effective as of December 31, 2024 and 2023, due to the material weaknesses described below.

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

Remediation Plan

Following the identification of the material weaknesses in our internal control over financial reporting as of December 31, 2024 and 2023, and with the oversight of the Audit Committee of our Board of Directors, we will commence remediation efforts to enhance our control environment.

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

Except as otherwise noted above and also under “Remediation Plan,” including the on-going remediation efforts described, there were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented.

Item 9B.	Other Information.

On March 3, 2025, the Company entered into a new agreement with H.C. Wainwright & Co., LLC, as exclusive underwriter, agent or advisor in any offering of the Company’s securities, excluding the equity line of credit with Lincoln Park. Under the agreement, the Company will pay a cash fee to H.C. Wainwright & Co., LLC or, in case of an underwritten offering, will provide H.C. Wainwright & Co., LLC a discount of 7.0% of the aggregate gross proceeds raised at each closing of each underwritten offering. The Company has agreed to issue H.C. Wainwright & Co., LLC warrants to purchase the number of shares of common stock of the Company equal to 7.0% of the aggregate number of shares of common stock placed in each offering with a term of 5 years and an exercise price equal to 125% of the offering price per share. The Company has also agreed to reimburse H.C. Wainwright & Co., LLC up to $75 thousand for legal fees and out-of-pocket expenses and up to $150 thousand in the case of a public offering.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Board of Directors

Our business and affairs are managed by or under the direction of our Board. The table below lists the persons who currently serve as executive officers and directors.

Name	Age	Position
Gary Herman	60	Chief Executive Officer and Interim Chief Financial Officer
Emory De Castro	67	Chief Technology Officer and Director
James F. Coffey	62	Chief Operating Officer and General Counsel
Marc Seelenfreund	55	Director (Independent)
Robert Schwartz	80	Director (Independent)
Seth Lukash	78	Director (Independent)
Joseph P. Celia	61	Director (Independent)

The following is a brief biography of each executive officer and director:

Gary Herman has been a director of Advent since August 2024 and the Chief Executive Officer of the Company since October 2024. Mr. Herman is a seasoned investor with many years of investment and business experience. From 2005 to 2020 he co-managed the Strategic Turnaround Equity Partners, LP (Cayman) fund and its affiliates. From January 2011 to August 2013, he was a managing member of Abacoa Capital Management, LLC, which managed Abacoa Capital Master Fund, Ltd., focused on a Global-Macro investment strategy. From 2005 to 2020, Mr. Herman was affiliated with Arcadia Securities LLC, a New York-based broker-dealer. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman has a B.S. from the University at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has many years of experience serving on the boards of public and private companies. He presently sits on the boards of Siyata Mobile, Inc. (NASDAQ: SYTA), SRM Entertainment, Inc. (NASDAQ: SRM), and SusGlobal Energy Corp. (OTCQB: SNRG).

Emory De Castro has been Advent’s Chief Technology Officer since 2013. Dr. De Castro is responsible for the overall technical, manufacturing and business development operations for Advent. Prior to joining Advent, Dr. De Castro was a Vice President, Business Management and the site manager for BASF Fuel Cell Inc. in Somerset NJ. At BASF Dr. De Castro led marketing and sales, business development, quality control, and R&D direction all cumulating in nearly a four-fold increase in revenues. As the Executive Vice President at the E-TEK Division, De Nora North America he managed operations, created a global brand, and expanded the organization’s fuel cell component business in Asia and Europe. Dr. De Castro has over 20 patent applications spanning fuel cell materials and catalysts, electrochemical technology, sensors, and a beer bottle cap that extends shelf life. He is the recipient of the 2024 Department of Energy Award for R&D in commercializing ion pair MEA technology; 2013 Department of Energy Award for Manufacturing R&D in lowering the cost of gas diffusion electrodes; and the 2005 ECS New Technology Award to E-TEK Division, for introducing and commercializing a new electrolysis technology. Emory De Castro received his Ph.D. from the Department of Chemistry at the University of Cincinnati and a B.S. in Chemistry from Duke University. Dr. De Castro is well-qualified to serve on our board of directors due to his extensive scientific and technological experience.

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

Marc Seelenfreund has been a director of Advent since August 2024. Mr. Seelenfreund is the Founder and has been the Chief Executive Officer of Siyata Mobile Inc. (NASDAQ: SYTA) since July 2015. Siyata is a leading vendor of mission critical Push to Talk Over Cellular products working with all the major cellular carriers in North America as well as in international markets. Marc has over 20 years of experience in the telecom and cellular arena as was founder of a leading telecom distribution company Accel Ltd (Tase: ACCL) representing multiple global telecom vendors in the Israeli telecom market. Marc was an officer in the IDF, received a law degree from Bar Ilan University and is the Chairman of Ono Academic College.

Robert W. Schwartz is the Chairman & Founder of Schwartz Heslin Group, Inc., which he founded in 1985, and has been a director of the Company since January 2025. Mr. Schwartz specializes in corporate finance and M&A activities. Prior to starting Schwartz Heslin Group, he was a founder, President and Chief Executive Officer of Winsource, Inc., a venture-funded high-tech telecommunications company. In addition, he was the President and Chief Operating Officer of Coradian Corporation, an American Stock Exchange-listed company that he took public in 1979. He was also the Chief Financial Officer of Garden Way Manufacturing Corporation, a major manufacturer of outdoor power equipment. His earlier experience was with KPMG as a management consultant and with IBM. Since starting SHG, he has worked with over 750 businesses utilizing his experience in finance and general management to help achieve their objectives. Mr. Schwartz holds a BS from Cornell University and has done graduate work at The University at Albany. He has served as a director of a number of public, private and non-profit organizations; he currently serves on the boards of three corporations. He chaired The University at Albany Foundation’s Council on Economic Outreach, is past non-executive chairman of the Statewide Zone Capital Corporation, a subsidiary of Pursuit, Inc., was chair of the New York State Industries for the Disabled and is a director of Dais Analytic Corporation and the Golub Corporation. Mr. Schwartz also serves on the board of Northeast Grocers, Inc., formed through the merger of Golub Corporation and Tops supermarkets. He also chairs the Audit Committee. He has been a frequent guest lecturer at universities and professional organizations and taught a graduate course in entrepreneurship at The University at Albany for 20 years. Mr. Schwartz is a graduate of Cornell University with a BS in Labor and Industrial Relations, and holds an MBA from The University of Albany.

Seth Lukash is a seasoned corporate director, officer, and investor, and has been a director of the Company since November 2024. For 30 years he was a CEO for various technology and manufacturing companies. He was CEO and President of Tridex, Inc. (n/k/a TransAct Technologies (NASDAQ: TACT) a manufacturer of printers and peripherals to the banking, lottery/gaming, and retail sales markets. Mr. Lukash was Chairman and CEO of Progressive Software, a large provider of application software to the restaurant and hospitality industry. After the sale and divestiture of these companies he advised several technology companies. He has served as an advisor to OEM Capital a boutique investment banking firm and Strategic Turnaround Equity Partners, LP, a fund focused on investments in undervalued public companies. For the past two years he has advised an AI start-up with their organization and structuring for additional financing. He started his finance career as a research analyst for Carter Berlind & Weil. Mr. Lukash is a graduate of the University of Miami with a BA in Finance.

Joseph P. Celia is a technology industry veteran with 30 years of experience with an impressive track record in building strategic partnerships, driving new business initiatives, and penetrating new markets, and has been a director of the Company since November 2024. His dynamic and results-oriented approach in sales leadership within the rapidly evolving tech sector has consistently led to significant achievements. Mr. Celia has held executive and senior-level sales management positions at some of the tech industry’s most respected organizations, including Hewlett Packard, Motorola, 3Com, Symbol Technologies, Bradford Networks, Accton Technology, and FIS Global. Mr. Celia has a BS from Northeastern University in Computer Technology.

Board Composition

Our authorized board of directors consists of seven members. In accordance with the second amended and restated certificate of incorporation, our board of directors is divided into three classes, Classes I, II and III, each to serve a three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. Directors will not be able to be removed during their term except for cause. The directors are divided among the three classes as follows:

●	the Class I directors is Robert Schwartz, and his term will expire at the annual meeting of stockholders to be held in 2027;

●	the Class II directors are Marc Seelenfreund, Seth Lukash and Joseph Celia, and their terms will expire at the annual meeting of stockholders to be held in 2025; and

●	the Class III directors are Gary Herman and Emory De Castro, and their terms will expire at the annual meeting of stockholders to be held in 2026.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

The board of directors has determined that each of Mr. Seelenfreund, Mr. Lukash, Mr. Celia and Mr. Schwartz are independent directors as defined in Nasdaq rules and the applicable SEC rules. For further information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Board Leadership Structure

The Board has not appointed a Chairman or Lead Director to the Board. Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future as it deems appropriate.

Committees of the Board of Directors

The board of directors has the authority to appoint committees to perform certain management and administration functions. The Board has established an audit committee, compensation committee and nominating and corporate governance committee.

Audit Committee

Our audit committee consists of Mr. Lukash, Mr. Seelenfreund and Mr. Celia. The board of directors has determined that each member is independent under the Nasdaq Capital Market listing standards and Rule 10A-3(b)(1) under the Exchange Act. The chairperson of our audit committee is Mr. Lukash. Our board of directors has determined that Mr. Lukash qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq Capital Market.

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

Compensation Committee

The compensation committee consists of Mr. Lukash and Mr. Celia. The chairperson of the compensation committee is Mr. Celia. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Lukash and Mr. Celia. The board of directors has determined each proposed member is independent under Nasdaq listing standards. The chairperson of our nominating and corporate governance committee is Mr. Lukash.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of our securities. Based solely upon a review of these filings, all Section 16(a) filing requirements applicable to such persons were complied with during 2024 on a timely basis with the following exceptions: Mr. Seth Lukash’s Form 3 was due to be filed on September 8, 2024, but was not filed until March 11, 2025; Mr. Seth Herman’s Form 3 was due to be filed on September 8, 2024, but was not filed until March 11, 2025; Mr. Joseph Celia’s Form 3 was due to be filed on September 8, 2024, but was not filed until March 11, 2025; Mr. Marc Seelenfreund’s Form 3 was due to be filed on September 8, 2024, but was not filed until March 11, 2025; Mr. Robert Schwartz’s Form 3 was due to be filed on January 10, 2025, but was not filed until March 11, 2025; Mr. Avtar Dhaliwal’s Form 3 was due to be filed on August 30, 2024, but was not filed until April 2, 2025; and Mr. Avtar Dhaliwal’s Form 4 was due to be filed on December 31, 2024, but was not filed until April 2, 2025.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended December 31, 2024 and 2023 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at December 31, 2024, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “named executive officers” or “NEOs”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gary Herman*
Chief Executive Officer and Interim Chief Financial Officer	2024	$-	-	-	-	-	-	$-
Vassilios Gregoriou**	2024	$800,000	-	-	-	-	-	$800,000
Former Chairman of the Board of Directors, Chief Executive Officer and Acting Chief Financial Officer	2023	$800,000	-	-	-	-	-	$800,000
James Coffey**	2024	$475,000	-	-	-	-	-	$475,000
Chief Operating Officer and General Counsel	2023	$475,000	-	-	-	-	-	$475,000
Emory De Castro**	2024	$350,000	-	-	-	-	-	$350,000
Chief Technology Officer & Director	2023	$350,000	-	-	-	-	-	$350,000

*	Gary Herman, Chief Executive Officer, did not receive any compensation during the year ended December 31, 2024, and his current compensation package is being finalized.
**	The compensation amounts set forth above reflect earned compensation, however, the executives elected to forgo compensation payments beginning in June 2024. Such deferred compensation is reflected as an accrued liability for the balance owed.

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

Dr. Gregoriou’s annual base salary was $800,000; Mr. Coffey’s annual base salary was $475,000; Mr. De Castro’s annual base salary was $350,000; and Mr. Herman did not receive any compensation for the year ended December 31, 2024.

Annual Bonuses

In 2024, the named executive officers were each eligible to receive an annual cash incentive award, based on the achievement of pre-approved key performance objectives determined by the Compensation Committee.

As provided in their respective employment agreements, the target bonus amount for Dr. Gregoriou was 150% of his base salary and for Mr. Coffey and Mr. De Castro was 100% of their base salaries. Actual bonus payouts vary based on Compensation Committee assessment of executive performance versus pre-established key performance indicators.

Management, at its discretion, decided there will not be performance related bonus payouts for fiscal year 2024.

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

Following the Business Combination, on June 11, 2021, the Compensation Committee made grants to select senior executives. The grants were made to recognize each executive’s role and contributions to date, including outstanding efforts towards a successful transaction, as well as to incentivize and to retain the executives, and to further align them with the post-Business Combination stockholders. The Compensation Committee elected to not make any additional annual grants in 2023 and 2024 to the NEOs.

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

Dr. Gregoriou entered into an employment agreement with the Company on October 12, 2020 to receive an annual base salary of $800,000, a one-time signing bonus of $500,000, and eligibility to receive an annual performance bonus of cash. Dr. Gregoriou is eligible to participate in the Company’s 2021 Equity Incentive Plan. Mr. Gregoriou was terminated from all of his positions with the Company as of October 24, 2024.

Mr. Coffey. As described in further detail in the “Executive Compensation-Employment Agreements and Other Arrangements with Executive Officers and Directors-Employment and Consulting Arrangements with Executive Officers and Directors” section of this report, in connection with the announcement of the Business Combination, Mr. Coffey entered into an employment agreement with Advent, which became effective as of the consummation of the Business Combination.

Mr. De Castro. As described in further detail in the “Executive Compensation-Employment Agreements and Other Arrangements with Executive Officers and Directors-Employment and Consulting Arrangements with Executive Officers and Directors” section of this report, in connection with the announcement of the Business Combination, Mr. De Castro entered into an employment agreement with Advent, which became effective as of the consummation of the Business Combination.

Employee Benefits

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Subsequent to the Business Combination, the Company made matching contributions equal to 100% of the participant’s pre-tax contribution up to a maximum of 5% of the participant’s eligible earnings for U.S employees. Total expense related to the Company’s defined contribution plan was $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023.

As described in Note 2 of the Company’s audited consolidated financial statements for fiscal years 2024 and 2023, pursuant to Greek Labor Law 2112/1920, employees in Greece are entitled to an indemnity in the event of dismissal or retirement, though as a former director, Dr. Gregoriou was not eligible for such indemnity.

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

	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(3)	Average Summary Compensation Table Total for Non-PEO NEOs(2)	Average Compensation Actually Paid to Non-PEO NEOs(3)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return(4)	Net Loss(5)
2024	$800,000	$424,713	$412,500	$403,682	$(97.58)	$(40,994)
2023	$800,000	$(1,263,182)	$425,000	$(95,031)	$(96.77)	$(71,397)
2022	$1,697,750	$(4,533,070)	$425,000	$(1,589,095)	$(73.77)	$(74,337)

(1)	The dollar amounts reported are the amounts of total compensation reported for Vassilios Gregoriou, our Chief Executive Officer/PEO, for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to “Executive Compensation—Summary Compensation Table.” Gary Herman, the Company’s current Chief Executive Officer/PEO did not receive any compensation during 2024 or prior.
(2)	The dollar amounts reported represent the average of the amounts reported for our company’s Non-PEO NEOs as a group (excluding Mr. Gregoriou and Mr. Herman) in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the named executive officers (excluding Mr. Gregoriou and Mr. Herman) included for purposes of calculating the average amounts in each applicable year are as follows: Mr. Coffey and Mr. De Castro for 2024, and Mr. Coffey and Mr. Brackman for 2023 and 2022.

(3)	The dollar amounts reported represent the amount of “compensation actually paid” to our PEO and Non-PEO NEOs as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to total compensation for each year to determine the compensation actually paid:

●	Stock Awards

●	Option Awards

(4)	Cumulative total shareholder return (“TSR”) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between our company’s share price at the end and the beginning of the measurement period by our company’s share price at the beginning of the measurement period. No dividends were paid on stock or option awards in 2022, 2023 or 2024.
(5)	The dollar amounts reported represent the amount of net loss reflected in our consolidated audited financial statements for the applicable year.

	2024
	PEO	Average Non-PEO NEOs
Summary Compensation Table Totals for Non-PEO NEOs	$800,000	$412,500
Add (Subtract):
Fair value of equity awards granted during the year from the Summary Compensation Table	-	-
Fair value at year end of equity awards granted during the year	-	-
Change in fair value of equity awards granted in prior years that were unvested as of the end of the year	-	(4,409)
Change in fair value of equity awards granted in prior years that vested during the year	-	(4,409)
Deduct the amount of fair value at the end of the prior fiscal year for awards granted in prior years that forfeited during the covered fiscal year(1)	(375,287)	-
Compensation Actually Paid Totals	$424,713	$403,682

(1)	On October 24, 2024, Mr. Gregoriou’s termination for cause resulted in the forfeiture of 36,217 shares of vested stock options and 36,217 shares of vested restricted stock units, as well as 10,601 unvested stock options and 10,601 unvested restricted stock units.

	2023
	PEO	Average Non-PEO NEOs
Summary Compensation Table Totals for Non-PEO NEOs	$800,000	$425,000
Add (Subtract):
Fair value of equity awards granted during the year from the Summary Compensation Table	-	-
Fair value at year end of equity awards granted during the year	-	-
Change in fair value of equity awards granted in prior years that were unvested as of the end of the year	(1,415,428)	(346,687)
Change in fair value of equity awards granted in prior years that vested during the year	(647,754)	(173,344)
Compensation Actually Paid Totals	$(1,263,182)	$(95,031)

	2022
	PEO	Average Non-PEO NEOs
Summary Compensation Table Totals for Non-PEO NEOs	$1,697,750	$425,000
Add (Subtract):
Fair value of equity awards granted during the year from the Summary Compensation Table	(897,750)	-
Fair value at year end of equity awards granted during the year	537,133	-
Change in fair value of equity awards granted in prior years that were unvested as of the end of the year	(4,402,652)	(1,510,571)
Change in fair value of equity awards granted in prior years that vested during the year	(1,467,551)	(503,524)
Compensation Actually Paid Totals	$(4,533,070)	$(1,589,095)

Analysis of the Information Presented in the Pay Versus Performance Table

In accordance with Item 402(v) of Regulation S-K, the graphs below compare the compensation actually paid to our PEO and the average of the compensation actually paid to our remaining NEOs, with (i) our TSR, and (ii) our net loss, in each case, for the fiscal years ended December 31, 2024, 2023 and 2022. TSR amounts reported in the graph assume an initial fixed investment of $100.

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

Prohibition on Pledging and Hedging, Insider Trading Policy

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

Employment Agreements and Other Arrangements with Executive Officers and Directors

Employment Agreements

On October 12, 2020, in connection with the execution of the Merger Agreement and the announcement of the Business Combination Advent entered into employment agreements, with each of Dr. Gregoriou and Mr. Coffey. The material terms of these employment agreements are set forth below:

●	Dr. Gregoriou served as our Chief Executive Officer (also served temporarily as Acting Chief Financial Officer) and Chairman of our board of directors, with an initial annual base salary of $800,000, a one-time signing bonus of $500,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 150% of his annual base salary.

●	Mr. Coffey serves as our Chief Operating Officer and General Counsel, with an annual base salary of $475,000, a one-time signing bonus of $250,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 100% of his annual base salary.

●	Mr. De Castro serves as our Chief Technology Officer, with an annual base salary of $350,000, a one-time signing bonus of $250,000, and beginning in fiscal year 2021, eligibility to earn an annual performance bonus with a target equal to 100% of his annual base salary.

The sign-on bonuses were paid in two installments: (i) 50% on the first payroll date following the consummation of the Business Combination and (ii) 50% on the first payroll date following the one-year anniversary of the consummation of the Business Combination, subject to the applicable executive’s employment through the relevant payment date.

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

The employment agreements for Dr. Gregoriou, Mr. Coffey and Mr. De Castro each contain (i) a perpetual confidentiality covenant, (ii) an assignment of intellectual property covenant, (iii) a non-competition covenant for one year post-termination of employment (subject to, for Dr. Gregoriou, the Executive’s receipt of at least 50% of the Executive’s highest annualized base salary within the two (2) year period preceding termination) for the entire year, (iv) a covenant not to solicit any of our customers, vendors, suppliers or other business partners during the eighteen (18)-month period following termination and (v) a covenant not to solicit any of our employees or independent contractors during the eighteen (18)-month period following termination.

Dr. Gregoriou was terminated for cause from his position as Chief Executive Officer of the Company on October 24, 2024.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information with respect to awards held by the named executive officers as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Emory De Castro(1)(2)	8,645	2,882	$310.80	6/11/2031	2,882	$14,410
James Coffey(1)(2)	8,645	2,882	$310.80	6/11/2031	2,882	$14,410

(1)	Option awards vest 25% upon each anniversary of February 4, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(2)	Stock awards consist of grants of restricted stock units that vest 25% upon each anniversary of February 4, 2021, the vesting commencement date, until the fourth anniversary of the vesting commencement date.
(3)	Market value of restricted stock unit awards is based on the closing price of $5.00 per share on December 31, 2024 on the Nasdaq Capital Market.

Director Compensation

Pursuant to offer letters with each of the Company’s former non-employee directors (the “Director Offer Letters”), each director receives an annual retainer of $100,000, to be paid quarterly in arrears. In addition, each former non-employee director is eligible to receive an annual grant of stock awards for a number of shares of Company common stock determined by dividing $100,000 by the closing price per share of Company common stock on the applicable grant date. Each of the employee directors who served as members of the board of directors of the Company in 2024 did not receive any additional compensation for director services.

The Company’s non-employee directors who joined the board on or after August 30, 2024, are not currently entitled to receive any compensation with respect to their board service.

The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year 2024.

	Year Ended December 31, 2024
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Anggelos Skutaris	$57,222	$25,861	$83,083
Lawrence Epstein	$57,222	$25,861	$83,083
Wayne Threatt	$57,222	$25,861	$83,083
Von McConnell	$57,222	$25,861	$83,083

(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 16 – Stock-Based Compensation Plans” to our consolidated financial statements for the year ended December 31, 2024.
(2)	On July 26, 2024, the Company granted to each non-employee director a total of 5,747 restricted stock units.

Policy for Granting Certain Option Awards

The Company does not have a formal policy regarding the granting of stock options. When granting stock options the Board takes into consideration any material non-public information when discussing and ultimately determining the date on which the options will be granted. In 2024 no options were granted during the four business day period prior to, or one business day following, the filing of the Company’s periodic reports or the filing or furnishing of a Form 8-K that discloses material non-public information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of June 2, 2025 by:

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

The beneficial ownership of Company common stock is based on 2,670,286 shares of common stock outstanding as of June 2, 2025.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Company common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares	%
Directors and Executive Officers:
Emory De Castro(1)	91,975	3.4
James F. Coffey(2)	40,772	1.5
All directors and executive officers as a group (two individuals)(3)	132,747	5.0

Five percent holders:
Vassilios Gregoriou(4)	212,256	7.9

(1)	Share amount includes 17,289 shares issuable upon exercise of options.
(2)	Share amount includes an aggregate of 17,289 shares issuable upon exercise of options.
(3)	Share amount includes an aggregate of 34,578 shares issuable upon exercise of options. Unless otherwise indicated, the business address of each of the individuals is 5637 La Ribera St., Suite A, Livermore, CA 94550.
(4)	Pursuant to an SEC Form 4 filed with the SEC on September 8, 2023, Mr. Vassilios Gregoriou, the former Chief Executive Officer and former Chairman of the Board, has sole voting and dispositive power over such shares.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2024. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	70,007	$243.43	370,091
Equity compensation plans not approved by stockholders	-	$-	-
Total	70,007	$243.43	370,091

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There have been certain transactions, as disclosed below, since January 1, 2023 to which we have been a participant in which the amount involved, exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Officer and Director Compensation.”

Balances with related parties

(Amounts in thousands)	December 31, 2024	June 2, 2025
Due to related parties
Emory S. De Castro (Chief Technology Officer and Director)	128	128
Total	$128	$128

The outstanding balance as of December 31, 2024, due to Mr. De Castro, the Company’s Chief Technology Officer and member of the Board of Directors, relates to a short-term promissory note with the Company. The note is due by August 31, 2026 and bears interest at a rate of 5.00% per annum. The promissory note dated August 9, 2024, had an original principal balance of $128 thousand. As of December 31, 2024, and June 2, 2025, the Company did not make any payments against the outstanding principal or accrued interest pursuant to this note.

Director Independence

Our Board has determined that four (4) of our directors, Messrs. Schwartz, Seelenfreund, Lukash and Celia are independent directors in accordance with the listing requirements of the Nasdaq Capital Market, or Nasdaq. Under the rules of the Nasdaq Capital Market, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of the Nasdaq Capital Market require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent and that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the independent directors or by a nominating and corporate governance committee comprised solely of independent directors. Under the rules of the Nasdaq Capital Market, a director will only qualify as “independent” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such person is “independent” as defined by the applicable rules of the Nasdaq Capital Market and the Exchange Act.

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

Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that four of our directors are “independent directors” as defined under applicable rules of the Nasdaq Capital Market, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Herman is not an independent director under these rules because he is our Chief Executive Officer. Emory De Castro is not an independent director under these rules because he is our Chief Technology Officer.

Item 14.	Principal Accounting Fees and Services.

On September 17, 2024, EY, the Company’s prior independent registered public accounting firm, was terminated. EY had served as the Company’s independent registered public account firm since February 9, 2021, and also served as the independent registered public accounting firm of the Company’s subsidiary, Advent Technologies Inc. (the “Prior Company”) prior to the Prior Company’s business combination with the Company pursuant to that certain Agreement and Plan of Merger dated as of October 12, 2020, as amended (the “Business Combination”).

On September 20, 2024, the audit committee of the board of directors of the Company approved the engagement of M&K as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2024.

EY’s audit reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, provided that EY’s audit report as of and for the year ended December 31, 2023 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

The following is a summary of fees paid or to be paid to EY and, to the extent applicable, M&K, for services rendered for the years ended December 31, 2024 and 2023.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by M&K and EY in connection with regulatory filings. The aggregate fees of M&K and EY related to audit and review services totaled $81,000 for the year ended December 31, 2024 and $778,745 for the year ended December 31, 2023. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. With respect to audit-related work that was performed for financial statements pertaining to the years ended December 31, 2024 and December 31, 2023, we paid M&K and EY nil and $155,886, respectively, in audit-related fees.

Tax Fees. Tax Fees consist of $19,464 for tax compliance services performed by EY for Advent Technologies GmbH for the year ended December 31, 2023.

All Other Fees. We did not pay M&K or EY for any other services for each of the year ended December 31, 2024 and December 31, 2023.

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

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 12, 2020 by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.2	First Amendment to Agreement and Plan of Merger, dated as of October 19, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.2 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

2.3	Second Amendment to Agreement and Plan of Merger, dated as of December 31, 2020, by and among AMCI, our sponsor, in its capacity as Purchaser Representative thereunder, Advent and Vassilios Gregoriou in his capacity as Seller Representative thereunder (incorporated by reference to Exhibit 2.3 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2023).

3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 16, 2024).

3.4	Second Amended and Restated Bylaws of Advent Technologies Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2022).

4.1	Warrant Agreement, dated November 15, 2018 by and between AMCI Acquisition Corp. and Continental Stock Transfer & Trust company, as warrant agent (incorporated by reference to Exhibit 4.1 of AMCI Acquisition Corp.’s Registration Statement on Form S-4/A (Reg. No. 333-250946), filed with the SEC on January 14, 2021).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of AMCI Acquisition Corp.’s Registration Statement on Form S-1/A (Reg. No. 333-227994), filed with the SEC on November 9, 2018).

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K, filed with the SEC on May 20, 2021).

10.1	Registration Rights Agreement, dated November 15, 2018, by and among AMCI, our sponsor and the holders party thereto (incorporated by reference to Exhibit 10.3 of AMCI Acquisition Corp’s Current Report on Form 8-K, filed with the SEC on November 20, 2018).

10.2+	Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies Inc. and Vassilios Gregoriou (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.3+	Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies Inc. and Emory De Castro (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.4+	Employment Agreement, dated as of October 12, 2020, by and between Advent Technologies, Inc. and James F. Coffey (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.6+	Form of Director Offer Letters (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.9	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2021)

10.10	Lease Agreement, dated as of September 2, 2019, by and between Advent Technologies S.A. and Patras Science Park S.A. (English summary of Greek original) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.11	Lease Agreement, dated as of September 25, 2019, by and between Advent Technologies S.A. and Patras Science Park S.A. (English summary of Greek original) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on February 9, 2021).

10.12	Lease Agreement, dated as of August 30, 2021, by and between Advent Technologies GmbH and fisher group SE & Co., KG (English summary of German original) (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022).

10.14	Purchase Agreement, dated as of April 10, 2023, by and between Advent Technologies Holdings, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2023).

10.15	Registration Rights Agreement, dated as of April 10, 2023, by and between Advent Technologies Holdings, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2023).

10.16	Form of Securities Purchase Agreement, dated December 22, 2023, by and between Advent Technologies Holdings, Inc. and those certain purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2023).

14.1*	Code of Business Conduct and Ethics

16.1	Letter from EY to the SEC dated October 1, 2024 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 1, 2024).

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm - M&K CPAS, PLLC

23.2*	Consent of Independent Registered Public Accounting Firm - Ernst & Young (Hellas)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

97.1*	Advent Technologies Holdings, Inc. Clawback Policy

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
+	Indicated a management or compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advent Technologies Holdings, Inc.

June 6, 2025	By:	/s/ Gary Herman
	Name:	Gary Herman
	Title:	Chief Executive Officer

Name	Position	Date

/s/ Gary Herman	Chief Executive Officer, Interim Chief Financial Officer and Director	June 6, 2025
Gary Herman

/s/ Emory De Castro	Chief Technology Officer and Director	June 6, 2025
Emory De Castro

/s/ Marc Seelenfreund	Director	June 6, 2025
Marc Seelenfreund

/s/ Robert Schwartz	Director	June 6, 2025
Robert Schwartz

/s/ Seth Lukash	Director	June 6, 2025
Seth Lukash

/s/ Joseph P. Celia	Director	June 6, 2025
Joseph P. Celia

ADVENT TECHNOLOGIES HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advent Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advent Technologies Holdings, Inc. (the Company) as of December 31, 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Advent Technologies Holdings, Inc., as of December 31, 2023, were audited by other auditors whose report dated August 13, 2024, expressed an unqualified opinion on those financial statements.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in the notes to the financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

Auditing management’s evaluation of agreements with customers involves significant judgement, given the fact that some agreements require management’s evaluation and allocation of the standalone transaction prices to the performance obligation.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the impairment evaluation of intangible assets.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

June 6, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Advent Technologies Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advent Technologies Holdings, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ Ernst & Young (Hellas) Certified Auditors Accountants S.A.

We served as the Company’s auditor from 2020 to 2024.

Athens, Greece

August 13, 2024

except for the presentation of discontinued operations as described in Note 24, as to which the date is June 6, 2025

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$381	$3,200
Restricted cash, current	-	100
Accounts receivable, net	962	63
Contract assets	623	9
Inventories	8	195
Prepaid expenses and Other current assets	719	838
Assets of discontinued operations	-	4,430
Total current assets	2,693	8,835
Non-current assets:
Intangibles, net	85	79
Property and equipment, net	4,638	20,833
Right-of-use assets	274	3,157
Restricted cash, non-current	-	750
Other non-current assets	317	242
Available for sale financial asset	-	-
Assets of discontinued operations	-	841
Total non-current assets	5,314	25,902
Total assets	$8,007	$34,737

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Trade and other payables	$16,730	$3,996
Due to related parties	305	-
Deferred income from grants, current	396	523
Contract liabilities	3,187	414
Loss contingency liabilities	5,126	-
Other current liabilities	2,210	1,035
Operating lease liabilities	89	2,138
Short-term loan payable, net of discount	559	-
Income tax payable	170	179
Liabilities of discontinued operations	-	3,628
Total current liabilities	28,772	11,913
Non-current liabilities:
Warrant liability	-	59
Long-term operating lease liabilities	184	8,218
Defined benefit obligation	97	83
Deferred income from grants, non-current	248	320
Other long-term liabilities	1	1
Liabilities of discontinued operations	-	695
Total non-current liabilities	530	9,376
Total liabilities	29,302	21,289

Commitments and contingent liabilities

Stockholders’ equity/(deficit)
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000 and 110,000,000 at December 31, 2024 and December 31, 2023, respectively; Issued and outstanding: 2,636,508 and 2,580,159 at December 31, 2024 and December 31, 2023, respectively)	-	8
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at December 31, 2024 and December 31, 2023; nil issued and outstanding at December 31, 2024 and December 31, 2023)	-	-
Additional paid-in capital	199,015	194,933
Accumulated other comprehensive loss	(157)	(2,334)
Accumulated deficit	(220,153)	(179,159)
Total stockholders’ equity/(deficit)	(21,295)	13,448
Total liabilities and stockholders’ equity/(deficit)	$8,007	$34,737

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Revenue, net	$3,276	$1,536
Cost of revenues	(1,488)	(6,964)
Gross profit (loss)	1,788	(5,428)
Income from grants	887	1,582
Research and development expenses	(3,225)	(7,567)
Administrative and selling expenses	(14,318)	(28,825)
Sublease income	145	543
Amortization of intangibles	(29)	(207)
Credit loss – customer contracts	(3,617)	(1,048)
Impairment losses	-	(9,763)
Operating loss	(18,369)	(50,713)
Fair value change of warrant liability	59	394
Finance income / (expenses), net	(535)	104
Foreign exchange gains / (losses), net	(272)	101
Loss Contingency	(4,724)	-
Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets	(6,235)	-
Other income / (expenses), net	7	(870)
Loss before income taxes	(30,069)	(50,984)
Income taxes	55	82
Net loss from continuing operations	(30,014)	(50,902)
Income (loss) from discontinued operations	(10,980)	(20,495)
Net loss	$(40,994)	$(71,397)
Net loss per share
Basic loss per share from continuing operations	$(11.46)	$(26.55)
Basic loss per share from discontinued operations	(4.19)	(10.69)
Basic loss per share	(15.65)	(37.24)
Basic weighted average number of shares	2,618,857	1,917,179
Diluted loss per share from continuing operations	$(11.46)	$(26.55)
Diluted loss per share from discontinued operations	(4.19)	(10.69)
Diluted loss per share	(15.65)	(37.24)
Diluted weighted average number of shares	2,618,857	1,917,179

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All amounts in USD thousands)

	Years Ended December 31,
	2024	2023
Net loss	$(40,994)	$(71,397)
Other comprehensive income / (loss), net of tax effect:
Foreign currency translation adjustments	658	(125)
Actuarial gains / (losses)	-	15
Total other comprehensive income / (loss) from continuing operations	658	(110)
Other comprehensive loss from discontinued operations	(83)	380
Total other comprehensive loss	575	270
Comprehensive loss	$(40,419)	$(71,127)

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Amounts in USD thousands, except share amounts)

	Preferred Stock Series A Shares	Amount	Preferred Stock Series Seed Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated OCI	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2022	-	$-	-	$-	1,723,924	$5	$174,509	$(107,762)	$(2,604)	$64,148
Issuance of common stock	-	-	-	-	824,352	2	9,998	-	-	10,000
Stock issued under stock compensation plan	-	-	-	-	31,883	1	-	-	-	1
Stock based compensation expense	-	-	-	-	-	-	9,881	-	-	9,881
Reclassification of private warrants	-	-	-	-	-	-	545	-	-	545
Net loss	-	-	-	-	-	-	-	(71,397)	-	(71,397)
Other comprehensive income	-	-	-	-	-	-	-	-	270	270
Balance as of December 31, 2023	-	$-	-	$-	2,580,159	$8	$194,933	$(179,159)	$(2,334)	$13,448
Reclassification of par to APIC	-	-	-	-	-	(8)	8	-	-	-
Issuance of common stock	-	-	-	-	56,727	-	291	-	-	291
Reduction of fractional shares due to reverse stock split					(378)	-	-	-	-	-
Stock based compensation expense	-	-	-	-	-	-	3,783	-	-	3,783
Disposal of subsidiaries	-	-	-	-	-	-	-	-	1,602	1,602
Net loss	-	-	-	-	-	-	-	(40,994)	-	(40,994)
Other comprehensive income	-	-	-	-	-	-	-	-	575	575
Balance as of December 31, 2024	-	$-	-	$-	2,636,508	$-	$199,015	$(220,153)	$(157)	$(21,295)

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in USD thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,994)	$(71,397)
Net loss from discontinued operations	(10,980)	(20,495)
Net loss from continuing operations	(30,014)	(50,902)
Adjustments to reconcile net loss to net cash flows (used in)/provided by operating activities:
Depreciation of property and equipment	1,564	2,325
Amortization of intangible assets	29	207
Impairment loss of tangible and intangible assets and goodwill	-	9,763
Credit loss allowance	3,617	1,048
Provision for litigation expenses	4,724	-
Fair value gain of warrant liability	(59)	(394)
Stock-based compensation expense	3,783	9,881
Issuance of commitment shares	-	966
Benefit for current and deferred income taxes	(55)	(82)
Net losses on disposal/write-offs of property, plant and equipment and intangible assets	6,235	5
Provision for inventories	(32)	4,962
Net periodic cost of defined benefit obligation	6	23
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	679	576
Decrease/(increase) in contract assets	(613)	1
Decrease/(increase) in inventories	217	838
Decrease/(increase) in prepaid expenses and other current assets	150	994
Decrease/(increase) in other non-current assets	(2,479)	5,676
(Decrease)/increase in trade payables	9,528	(5,522)
(Decrease)/increase in due to related parties	305	-
(Decrease)/increase in deferred income from grants	(162)	-
Increase in loss contingency liability	402	-
(Decrease)/increase in contract liabilities	2,787	236
(Decrease)/increase in other current liabilities	1,236	(724)
(Decrease) in income tax payable	-	(9)
(Decrease) in other long-term liabilities	-	(16)
Operating lease asset and liabilities	(450)	(828)
Net cash provided by/(used in) operating activities from continuing operations	$1,398	$(20,976)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,294	253
Purchases of property and equipment	(36)	(2,443)
Purchases of intangible assets	(47)	-
Advances for the acquisition of property and equipment	-	(1,255)
Acquisition of subsidiaries	-	(1,864)
Net cash provided by/(used in) investing activities from continuing operations	$1,211	$(5,309)

Cash flows from financing activities:
Issuance of common stock and paid-in capital, net of issuance costs paid	291	9,059
Proceeds from borrowings	660	-
Repayments of debt	(101)	-
Net cash provided by financing activities from continuing operations	$850	$9,059

Net increase/(decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents from continuing operations	$3,459	$(17,226)
Effect of exchange rate changes on cash, cash equivalent, restricted cash and restricted cash equivalents	378	83
Net cash provided by / (used in) discontinued operations:
Cash used in operating activities	(8,011)	(11,138)
Cash used in investing activities	(38)	(926)
Cash provided by financing activities	543	-
Net cash used in discontinued operations	(7,506)	(12,064)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(3,669)	(29,207)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	4,050	33,619
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of year	$381	$4,412

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$381	$3,200
Restricted cash, current	-	100
Restricted cash, non-current	-	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$381	$4,050

Cash, cash equivalents, restricted cash and restricted cash from continuing operations	$381	$4,050
Cash, cash equivalents, restricted cash and restricted cash from discontinued operations	-	362
Cash, cash equivalents, restricted cash and restricted cash equivalents	$381	$4,412

Supplemental Cash Flow Information
Cash activities
Interest paid	$115	$41
Income taxes paid/(refunded)	$(55)	$(82)

The accompanying notes are an integral part of these consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

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

Advent has its headquarters in Livermore, California, and the Company has MEA and fuel cell product development facilities in Livermore, California and Patras, Greece. Previously, the Company’s headquarters were located in Boston, Massachusetts. During 2023, the Company decided to consolidate certain of its German operations with its operations in Greece. During June 2024, the Company closed its facilities in Boston, Massachusetts, and no longer maintains its facilities in Denmark and the Philippines due to the bankruptcy of Advent Technologies A/S in July 2024.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to raise capital in the very short term and generate cash in the future. During the year ended December 31, 2024, the Company generated $1.4 million of cash in operating activities, and the Company’s ability to raise and generate adequate capital and cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Furthermore, the Company has suffered recurring operating losses and has a net working capital position of $(26.1) million as of December 31, 2024. In addition, as of the issuance date of these consolidated financial statements the Company is overdue in a number of its obligations which could give the right to creditors at any time from the issuance date of these consolidated financial statements to raise legal action against the Company which in turn could potentially lead to liquidation action against the Company and/or its subsidiaries. The transition to profitability and positive cash flow is highly dependent upon the successful development, approval, and commercialization of the Company’s products and the achievement of a revenue level adequate to support its cost structure and the Company can give no assurances that this will occur. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of December 31, 2024, of $0.4 million is not sufficient to fund operations and capital expenditures for the twelve months following the filing of this Annual Report on Form 10-K, and the Company will need to obtain additional funding in the very near term, otherwise the Company may immediately substantially curtail or terminate its operations.

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

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer (currently also serving as Interim Chief Financial Officer), Chief Technology Officer, Chief Operating Officer and General Counsel, jointly and collectively serve as CODM, making decisions and managing the Company’s operations as a single operating segment for purposes of allocating resources and evaluating financial performance. For the above reasons, the Company has determined that it operates in one reportable operating segment. The disaggregation of Company’s revenue by geographic location and segment expenses are presented in Note 21.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and cash equivalents are highly liquid investments with original maturities of three months or less. Cash and cash equivalents consist of cash on hand, deposits held on call with banks and investments in money market funds with original maturities of three months or less at the date of acquisition. Restricted cash, current was cash the Company received on behalf of other grant partners and is offset by a corresponding liability in trade and other current payables. The restricted cash, non-current was a letter of credit required by the Company’s lease agreement for the Hood Park facility in Boston, Massachusetts. The letter of credit was required for the duration of the lease agreement which had a term of eight years. The lease commenced in October 2022 and was terminated in June 2024.

The Company reconciles cash, cash equivalents, restricted cash and restricted cash equivalents reported in the consolidated balance sheets that aggregate to the beginning and ending balances shown in the consolidated statements of cash flows as follows:

	December 31,
(Amounts in thousands)	2024	2023
Cash and cash equivalents	$381	$3,200
Restricted cash, current	-	100
Restricted cash, non-current	-	750
Cash, cash equivalents, restricted cash and restricted cash equivalents	$381	$4,050

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of December 31, 2024, and 2023, Advent recognized contract assets of $623 thousand and $9 thousand, respectively on the consolidated balance sheets.

Advent recognizes contract liabilities when the Company receives customer payments or has the unconditional right to receive consideration in advance of the performance obligations being satisfied on the Company’s contracts. The Company receives payments from customers based on the terms established in the contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when the Company expects to recognize the related revenue. As of December 31, 2024, and 2023, The Company recognized contract liabilities of $3.2 million and $0.4 million, respectively, in the consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $0.1 million in revenues.

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

During the years ended December 31, 2024 and 2023, the Company recognized income for grants of $0.9 million and $1.6 million, respectively, in connection with amounts received for fuel cell research and development. As of December 31, 2024 and 2023, the Company had receivables from grant income of $0.0 million and $0.2 million, respectively, which is included within prepaid expenses and other current assets in the consolidated balance sheets. As of December 31, 2024 and 2023, deferred income from grants in the consolidated balance sheets is $0.6 million and $0.8 million, respectively, and is split between current and non-current portion based on the estimated time of realization of eligible costs and expenses.

Advent Technologies S.A. and Helical Systems for Chiral Organic Light Emitting Diodes (“HEL4CHIROLED Project”)

In January 2020 Advent Technologies S.A became a partner in the European Union (“EU”) funded HEL4CHIROLED Project. The aim of the project is to improving organic light-emitting diodes (OLEDs) in Europe by training early-career researchers. The project aims to develop new thinking in OLED technologies, developing new material sets and approaches that take advantage of emerging technologies to improve the performance of displays based on OLEDs. Per the terms of the project, Advent Technologies S.A. was reimbursed for $0.2 million of research and development costs. The project ended in June 2024.

During the year ended December 31, 2023, the Company recognized $0.1 million in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2024 and 2023, the Company had receivables related to project of $0.1 million and $0.1 million, included within prepaid expenses and other current assets in the consolidated balance sheets.

Advent Technologies GmbH and The Industrialization of Power Generation with High-Temperature Proton Exchange Membrane (“HT-PEM” or “HT-PEMs”) Fuel Cell and Integrated Methanol Reformer Project (“ISEHM Project”)

In September 2020, Advent Technologies GmbH entered into an agreement with the German Federal Ministry for Economic Affairs and Climate Action as the project coordinator for the ISEHM Project. The aim of the project is to enable the marketable series production of 5kW power generators with fuel cell technology, based on HT-PEMs and an integrated methanol reformer. The project is in coordination with a consortium of partners including Advent Technologies A/S. The term of the ISEHM Project is from September 2020 through September 2023 and has a total budget of €5.4 million. The project partners can be reimbursed for expenses related to research and development up to 30% of the total budget.

During the years ended December 31, 2023, the Company recognized $0.2 million, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

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

During the years ended December 31, 2023, the Company recognized $0.1 million, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations. As of December 31, 2024 and 2023, $0.1 million and $0.1 million, respectively, was included as deferred income from grants, current on the consolidated balance sheets. As of December 31, 2024 and 2023, $0.1 million and nil , respectively, was included as deferred income from grants, non-current on the consolidated balance sheets.

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

During the years ended December 31, 2024 and 2023, the Company recognized $0.01 million and $0.1 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations. As of December 31, 2024 and 2023, nil and $0.01 million, respectively, was included as receivable from grants in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2024 and 2023, $0.01 million and nil, respectively, was included as deferred income from grants, non-current on the consolidated balance sheets.

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

During the year ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.5 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2023, $0.1 million was included within deferred income from grants, current on the consolidated balance sheet and as of December 31, 2024, $0.1 million was included as receivable from grants in prepaid expenses and other current assets on the consolidated balance sheets.

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

During the year ended December 31, 2024 and 2023, the Company recognized $0.1 million and $0.3 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2024 and 2023, $0.2 million and $0.1 million, respectively, was included as receivable from grants in prepaid expenses and other current assets on the consolidated balance sheets.

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

During the years ended December 31, 2024 and 2023, the Company recognized $0.02 million and $0.1 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2024 and 2023, $0.1 million and $0.1 million, was included within deferred income from grants, current on the consolidated balance sheet. As of December 31, 2024 and 2023, $0.1 million and $0.02 million, respectively, was included within deferred income from grants, non-current on the consolidated balance sheet.

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

During the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $0.1 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2024 and 2023, $0.01 million and $0.1 million, respectively, was included as receivable from grants in prepaid expenses and other current assets on the consolidated balance sheets.

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

During the year ended December 31, 2024 and 2023, the Company recognized $0.25 million and $0.1 million, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2024 and 2023, $0.2 million and $0.3 million, respectively, was included within deferred income from grants, current on the consolidated balance sheet. As of December 31, 2024 and 2023, $0.1 million and $0.3 million, respectively, was included within deferred income from grants, non-current on the consolidated balance sheet.

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

During the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and nil, respectively, in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

Advent Technologies S.A. (“CRUSADE”)

CRUSADE project aims to demonstrate a holistic technological solution on the recycling of end-of-life products to extract CRMs and disrupt the EU supply demand deficit of these materials, as well as the dependence on imports from third countries. Advent’s contribution is to provide material (scrap) from end-of-life fuel cells or indicate specific recycling companies which could provide scrap from fuel cells (MEAs). As an end user Advent will further test/validate the electrodes that will be produced using recycled materials (single cell performance).

During the year ended December 31, 2024, the Company recognized $0.3 million in reimbursements related to the project which is included as income from grants on the consolidated statement of operations.

As of December 31, 2024, $0.04 million, was included within deferred income from grants, current on the consolidated balance sheet. As of December 31, 2024, $0.02 million, was included within deferred income from grants, non-current on the consolidated balance sheet.

Advertising, Marketing and Promotional Costs

Advertising marketing and promotional costs are expensed as incurred and are included as an element of administrative and selling expenses in the consolidated statement of operations. Advertising, marketing and promotional costs were $3 thousand and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

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

For the years ended December 31, 2024 and 2023, net income tax benefits (provisions) of $0.1 million and $0.1 million, respectively, have been recorded in the consolidated statements of operations. The Company is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities.

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

Employee Benefits

U.S. Retirement Savings Plan

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. Subsequent to the Business Combination, the Company made matching contributions equal to 100% of the participant’s pre-tax contribution up to a maximum of 5% of the participant’s eligible earnings for U.S employees. Total expense related to the Company’s defined contribution plan was $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

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

Stock-based Compensation

Stock-based compensation consists of stock options and restricted stock units (“RSUs”). Stock options and RSUs are equity classified and are measured at the fair market value of the underlying stock at the grant date. The fair value of stock option awards with only service is estimated on the grant date using the Black-Scholes option-pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock. Under ASC 718, an entity may recognize stock-based compensation expense for an award with only a service condition that has a graded vesting schedule on either (1) an accelerated basis as though each separately vesting portion of the award was, in substance, a separate award or (2) a straight-line basis over the total requisite service period for the entire award. An entity’s use of either a straight-line or an accelerated attribution method represents an accounting policy election and thus should be applied consistently to all similar awards. The Company has elected to recognize compensation cost on a straight-line basis over the total requisite service period for the stock options and restricted stock units. This election does not affect the Company’s previous year’s results since the Restricted Stock Awards granted in the prior period did not have a service requirement and therefore the stock compensation expense was recognized immediately. The Company also has a policy of accounting for forfeitures when they occur. Stock-based compensation expense is recorded in administrative and selling expenses in the consolidated statements of operations.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the year ended December 31, 2024, and 2023, the Company recognized $26 thousand and $26 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. As of December 31, 2024, the Company continues to fully reserve the Bond Loan as an expected credit loss. The Company did not recognize any unrealized gain / (loss) on the Bond Loan for the years ended December 31, 2024 and December 31, 2023.

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

Warrant Liability

As a result of the Business Combination, the Company assumed a warrant liability (the “Warrant Liability”) related to previously issued 131,343 warrants, each exercisable to purchase one share of common stock at an exercise price of $345.00 per share, originally sold to AMCI Sponsor LLC (the “Sponsor”) in a private placement consummated in connection with AMCI’s initial public offering (the “Private Placement Warrants”) and the 13,333 warrants, each exercisable to purchase one share of common stock at an exercise price of $345.00 per share, converted from the Sponsor’s non-interest bearing loan to the Company of $0.4 million in connection with the closing of the Business Combination (the “Working Capital Warrants”) (Note 14). The Private Placement Warrants and the Working Capital Warrants have substantially the same terms as the 734,309 warrants, each exercisable to purchase one share of common stock at an exercise price of $345.00 per share, issued by AMCI in its initial public offering (the “Public Warrants”). As of December 31, 2024, the Company had an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants outstanding.

The following tables summarize the fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023.

As of December 31, 2024
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

Changes in the fair value of Level 3 assets and liabilities for the years ended December 31, 2024 and 2023 were as follows:

Available for Sale Financial Asset
(Amounts in thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Estimated fair value (beginning of period)	$-	$320
Estimated fair value of available for sale financial asset acquired	-	-
Foreign exchange fluctuations	-	-
Change in estimated fair value	-	(320)
Estimated fair value (end of period)	$-	$-

Warrant Liability
(Amounts in thousands)	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Estimated fair value (beginning of period)	$59	$998
Change in estimated fair value	(59)	(394)
Reclassification of private placement warrants	-	(545)
Estimated fair value (end of period)	$-	$59

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

The following tables provide quantitative information regarding Level 3 fair value measurement inputs as of their measurement date December 31, 2024:

Available for Sale Financial Asset
Interest Rate	8.00%
Discount Rate	8.00%
Remaining term (in years)	0.40

Warrant Liability
Stock price	$5.00
Exercise price (strike price)	$345.00
Risk-free interest rate	4.16%
Volatility	149.6%
Remaining term (in years)	1.09

The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded.

Concentration of Risk

i)	Credit risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. Our cash balances are primarily invested in money market funds or on deposits at high credit quality financial institutions.

As of December 31, 2024 and 2023, the Company had one and two major customers, respectively, that represented more than 10% of our accounts receivable balance.

During the year ended December 31, 2024 and 2023, the Company had three customers that represented more than 10% of its revenues.

ii)	Supply risk

The Company obtains a limited number of components and supplies included in its products from a small group of suppliers. During the year ended December 31, 2024, the Company had no supplier who accounted for more than 10% of its total purchases. During the year ended December 31, 2023, the Company had one supplier who accounted for more than 10% of its total purchases.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires companies to disclose significant segment expenses and other segment items used by the Chief Operating Decision Maker (“CODM”) on an annual and interim basis as well as provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, the Company will be required to disclose the title and position of the CODM. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will have no impact on results of operations, cash flows or financial condition.

3. Related party disclosures

Balances with related parties

(Amounts in thousands)	December 31, 2024	December 31, 2023
Due to related parties
Vassilios Gregoriou	$75	$-
Maria Gregoriou	50	-
Emory S. De Castro	180	-
Total	$305	$-

The outstanding balances as of December 31, 2024 due to the Company’s executives and officers primarily relate to short-term promissory notes with the Company. The notes are due by August 31, 2026 and bear interest at a rate of 5.00% per annum. Emory S. De Castro’s balance of $180 thousand is comprised of $128 thousand related to the promissory note and $52 thousand relates to certain expenses paid for on behalf of the Company.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

4. Accounts receivable, net

Accounts receivable consist of the following:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Accounts receivable from third party customers	$2,799	$348
Less: Allowance for credit losses	(1,837)	(285)
Accounts receivable, net	$962	$63

For the years ended December 31, 2024 and 2023, changes in the allowance for credit losses were as follows:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Balance at beginning of year	$(285)	$(218)
Additions	(1,653)	(62)
Income from unused provisions	60	-
Utilized provisions during the year	-	-
Foreign exchange fluctuations	41	(5)
Balance at end of year	$(1,837)	$(285)

5. Inventories

Inventories consist of the following:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Raw materials and supplies	$4,540	$4,864
Work-in-process	-	90
Finished goods	229	259
Total	$4,769	$5,213
Provision for inventory	(4,761)	(5,018)
Total	$8	$195

The changes in the provision for inventory is as follows:

(Amounts in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Balance at beginning of year	$(5,018)	$(45)
Additions	(83)	(4,917)
Income from unused provisions during the year	99	-
Utilized provisions during the year	16	-
Foreign exchange fluctuations	225	(56)
Balance at end of year	$(4,761)	$(5,018)

Additions to provision for inventory includes provision for slow moving inventory at various locations, considering Company’s high uncertainty over realization of inventory in future sales projects or in research and development projects and provision for reducing the carrying value of inventory to net realizable values.

6. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Prepaid insurance expenses	$123	$155
Prepaid research expenses	255	36
Prepaid rent expenses	-	-
Other prepaid expenses	19	27
Total	$397	$218

Prepaid insurance expenses as of December 31, 2024 and 2023 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of December 31, 2024 and 2023 mainly relate to prepayments for expenses under the grant agreements and Cooperative Research and Development Agreement as discussed in Note 18.

Other prepaid expenses as of December 31, 2024 and 2023 mainly include prepayments for professional fees and purchases, which also include costs to fulfill a contract with customers which are expected to be recognized within 2024, upon delivery of services to these customers.

Other current assets are analyzed as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023
VAT receivable	$49	$267
Grant receivable	36	181
Purchases under receipt	-	1
Other receivables	237	91
Accrued sublease income	-	80
Total	$322	$620

Grant receivable as of December 31, 2024 and 2023 relate to accrued income from grants as disclosed in Note 2.

7. Goodwill and Intangible Assets

Goodwill

As of December 31, 2024 and 2023, the Company had no remaining goodwill related to the acquisitions of UltraCell, SerEnergy, and FES, which is analyzed as follows:

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

UltraCell Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of UltraCell used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company is phasing out use of the UltraCell trade name and therefore recognized an impairment charge of $0.4 million during the period. The Patented Technology was valued with the multi-period excess earnings method, which is an income approach. The discount rate used for the valuation of the Patented Technology increased to 17.7% from 11.6% at the time of the acquisition of UltraCell. The Company determined that the undiscounted cash flows related to the Patented Technology was less than the current carrying value and therefore recognized an impairment charge of $3.3 million during the period. The Company determined that the fair value of the reporting unit utilizing the updated forecast was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $0.6 million for the year ended December 31, 2023, and did not record a goodwill impairment charge for the year ended December 31, 2024.

SerEnergy and FES Reporting Unit

In the second quarter of 2023, the Company updated the forecasted future cash flows of SerEnergy and FES used in the fair value measurement of the intangible assets and goodwill using a combination of market, cost and income approach methods. The Company acquired finite-lived intangible assets, including patents, process know-how, and order backlog in conjunction with the SerEnergy and FES acquisition. The Company determined the undiscounted cash flows attributable to the IPR&D was greater than the current carrying value. As a result, the Company believes that the updated long-term forecast did not indicate impairment related to IPR&D. All other finite-lived intangible assets related to the SerEnergy and FES acquisition were previously fully amortized or impaired. The Company determined that the fair value of the reporting unit was $13.6 million utilizing the updated forecast, which was less than its current carrying value. As a result, the Company recorded a goodwill impairment charge of $5.1 million for the year ended December 31, 2023, and did not record a goodwill impairment charge for the year ended December 31, 2024.

During the fourth quarter of 2023, the Company fully impaired IPR&D given it is unlikely to recognize a future benefit from the intangible asset.

Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of December 31, 2024 and 2023 is as follows:

	As of December 31, 2024
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Finite-lived intangible assets:
Software	250	(165)	-	85
Total intangible assets	$250	$(165)	$-	$85

	As of December 31, 2023
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Indefinite-lived intangible assets:
Trade name “UltraCell”	$406	$-	$(406)	$-
Total indefinite-lived intangible assets	$406	$-	$(406)	$-
Finite-lived intangible assets:
Patents	21,221	(3,247)	(17,974)	-
Process know-how (IPR&D)	2,612	(1,017)	(1,595)	-
Order backlog	266	(266)	-	-
Software	233	(154)	-	79
Total finite-lived intangible assets	$24,332	$(4,684)	$(19,569)	$79
Total intangible assets	$24,738	$(4,684)	$(19,975)	$79

During the year ended December 31, 2024, the Company recorded additions of less than $0.1 million to software. The Company did not record any additions to indefinite-lived intangible assets in the year ended December 31, 2023.

During the year ended December 31, 2023, the Company recorded $0.2 million of amortizing intangible assets related to software. The amortizing intangible assets consist of patents, process know-how (IPR&D), and software which are amortized over 10 years, 6 years, and 5 years respectively. The amortization expense for the intangible assets for the years ended December 31, 2024 and 2023 was $0.1 million and $0.2 million, respectively.

All remaining intangible assets, other than software, from the UltraCell and SerEnergy and FES acquisitions were impaired during the year ended December 31, 2023.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of December 31, 2024 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2025	$37
2026	21
2027	9
2028	9
2029	9
Thereafter	-
Total	$85

8. Property, plant and equipment, net

Property, plant and equipment, net, consisted of the following:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Land, Buildings & Leasehold Improvements	$865	$12,565
Machinery	4,512	11,734
Equipment	1,747	2,591
Assets under construction	-	-
	$7,124	$26,890
Less: accumulated depreciation	(102)	(3,673)
Less: impairment	(2,384)	(2,384)
Total	$4,638	$20,833

During the year ended December 31, 2024, the Company did not have any additions to property, plant and equipment.

During the year ended December 31, 2023, additions to property, plant and equipment of $9.1 million, primarily consisted of machines and assets under construction related to the Hood Park facility. Additionally, on April 27, 2023, the Company entered into an agreement with ETTEL S.A. to purchase land in Kozani, Greece in the amount of €0.8 million.

On June 29, 2024, in an effort to reduce costs, the Company decided to relinquish the facility located at Hood Park and secured a substitute tenant to occupy the space. The Company and the landlord agreed to accelerate the expiration of the lease to occur on June 30, 2024. The Company had a letter of credit in the amount of $750 thousand in favor of the landlord, which letter of the credit was released to the landlord in satisfaction of any claims against the Company. During the year ended December 31, 2024, the Company wrote off $9.8 million of leasehold improvements, $0.5 million of furniture, $1.7 million of right-of-use asset, $1.5 million of operating lease liabilities and $6.9M of long-term operating lease liabilities as part of the exit of Hood Park. As of December 31, 2023, the Company had $10.4 million of leasehold improvements and $0.5 million of furniture that would be forfeited as part of the exit of Hood Park. The Company recognized a net loss on disposal of $3.5 million in connection with the expiration of the lease at Hood Park during the year ended December 31, 2024.

On May 7, 2024, the Company entered into an agreement to sell two coating machines (part of its property, plant and equipment) from the Hood Park facility for $0.9 million resulting in a loss of $2.5 million. On May 8, 2024, the Company received an initial deposit of $0.3 million of the purchase price, and received the remaining $0.6 million of the purchase price in July 2024. The remaining machinery and equipment from Hood Park were relocated for use at the Company’s other locations.

During the year ended December 31, 2024, the Company recognized losses of $0.3 million on the sale of machinery to the Discontinued Subsidiaries.

During the year ended December 31, 2023, the Company transferred $11.5 million of assets under construction to land, buildings and leasehold improvements related to the Hood Park facility.

Depreciation expense during the years ended December 31, 2024 and 2023 was $1.6 million and $3.0 million respectively.

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

The Company has a short-term loan payable which is partially collateralized with the Company’s property, plant and equipment, refer to Note 13.

9. Other non-current assets

Other non-current assets as of December 31, 2024 are comprised of advances to suppliers for the acquisition of fixed assets of $0.1 million and guarantees to suppliers of $0.2 million.

Other non-current assets as of December 31, 2023 are mostly comprised of guarantees to suppliers of $0.2 million.

10. Trade and other payables:

Trade and other payables as of December 31, 2024 and December 31, 2023 include balances of suppliers and consulting service providers of $16.7 million and $4.0 million, respectively.

The increase in trade and other payables for the year ended December 31, 2024 is driven by an $11.6 million payable between the Company and one of its Discontinued Subsidiaries which was previously eliminated as intercompany activity.

11. Other current liabilities

As of December 31, 2024 and 2023, other current liabilities consist of the following:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Accrued expenses(1)	$388	$653
Other short-term payables	1,303	44
Taxes and duties payable	330	255
Provision for unused vacation	-	4
Social security funds	189	70
Overtime provision	-	9
Total	$2,210	$1,035

Other short-term payables largely consist of salary payable to the Company’s officers who have not received a salary payment since May 2024.

(1)	Accrued expenses are analyzed as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Accrued expenses for legal and consulting fees	$183	$219
Accrued payroll fees	-	139
Other accrued expenses	205	295
Total	$388	$653

Other accrued expenses mainly consist of accrued staff expenses and audit fees.

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

On March 8, 2021, the Company entered into a lease for 21,401 square feet as a product development and manufacturing center at Hood Park in Charlestown, MA. Under the terms of the lease, the Company will pay an initial fixed annual rent of $1.5 million. The lease had a term of eight years and five months , with an option to extend for five years, and commenced in October 2022. The Company was obliged to provide security in the form of a security deposit in the amount of $0.8 million before commencement of the lease.

On April 1, 2024, the Company agreed with the landlord of the Hood Park facility for a 4-month rate abatement period (March through June 2024) and to extend the term of the lease for 4 additional months. On June 29, 2024, in an effort to reduce costs, the Company decided to abandon the facility at Hood Park and was able to find a new tenant to occupy the space. The Company and the landlord agreed to accelerate the expiration of the lease to occur on June 30, 2024. The Company had a letter of credit in the amount of $750 thousand in favor of the landlord, which letter of the credit was released to the landlord in satisfaction of any claims against the Company. The Company wrote off $1.7 million of right-of-use asset and $8.5 million of operating lease liabilities with the acceleration of the expiration of the lease.

Rental expense for all operating leases was $0.7 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, rental expense for short-term leases was less than $0.1 million and $0.3 million, respectively.

As of December 31, 2024 and 2023, the right of use assets, net associated with operating leases was $0.3 million and $3.2 million, respectively.

Other information related to the operating leases are presented in the following table:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Cash payments (in thousands)	$1,385	$2,139
Weighted average remaining lease term (years)	1.9	6.04
Weighted average discount rate	5.7%	7.2%

As of December 31, 2024, undiscounted maturities of operating lease liabilities are as follows (amounts in thousands):

Operating Leases
Fiscal Year Ended December 31,
2025	$151
2026	120
2027	17
2028	-
2029	-
Thereafter	-
Total undiscounted lease payments	$288
Less: imputed interest	(15)
Total discounted lease payments	$273
Less: current portion	(89)
Long-term lease liabilities	$184

13. Short-term loan payable

On November 5, 2024, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company borrowed $594 thousand, net of fees paid to the lenders of $66 thousand. The Company is required to make weekly payments of approximately $31 thousand through maturity on June 19, 2025. The effective interest rate is 292.82% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company may pay off the loan 30 days after funding for $792 thousand and 60 days after funding for $858 thousand.

The loan is collateralized with all of the Company’s goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles (including intellectual property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other collateral accounts, all certificates of deposit, fixtures, letters of credit rights (whether or not the letter of credit is evidenced by a writing), securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located; and all of the Company’s books and records relating to the foregoing, and any and all claims, rights and interests in any of the above and all substitutions for, additions, attachments, accessories, accessions and improvements to and replacements, products, proceeds and insurance proceeds of any or all of the foregoing.

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

As of December 31, 2024 and 2023, the Company had an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants outstanding, respectively. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of December 31, 2024, an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

15. Employee benefits

Employee Tax-Deferred Savings Plans

The Company offers a 401(k) savings plan (the “401(k) Plan”) to all full-time employees that provides for tax-deferred salary deductions for eligible employees (beginning the first month following an employee’s hire date). Employees may choose to make voluntary contributions of their annual compensation to the 401(k) Plan, limited to an annual maximum amount as set periodically by the IRS. Employee contributions are fully vested when made. Under the 401(k) Plan, there is no option available to the employee to receive or purchase the Company’s common stock. Matching contributions of 5% under the 401(k) Plan aggregated $0.2 and $0.2 million for the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, the defined benefit obligation presented in the consolidated balance sheets was $0.1 million and $0.1 million, respectively.

The changes in the defined benefit obligation for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Liability at beginning of year	$83	$72
Interest cost	3	2
Service cost	16	22
Actuarial (gains) / losses	-	(15)
Foreign exchange fluctuations	(5)	2
Liability at end of year	$97	$83

For the years ended December 31, 2024 and 2023, the amounts included in the consolidated statements of operations and in the consolidated statements of comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Amounts included on the consolidated statements of operations:
Interest cost	$3	$2
Service cost	16	22
Total	$19	$24

	Years Ended December 31,
	2024	2023
Amounts included on the consolidated statements of comprehensive income (loss):
Actuarial (gains) / losses	$-	$(15)
Total	$-	$(15)

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

The principal actuarial assumptions used are:

	Valuation Date
Financial Assumptions	December 31, 2024	December 31, 2023
Discount rate	3.08%	3.08%
Future salary increases	2.40%	2.40%
Inflation	1.10%	2.10%

Valuation Date
Demographic Assumptions	December 31, 2024	December 31, 2023
Mortality(1)	EVK 2000 (male and female)
Disability(1)	50% EVK 2000
Retirement age limits(2)	As defined by the Greek main insurance institution for each employee.
Turnover(3)	0.00%

(1)	Mortality Table: The mortality rate of employees is defined according to EVK 2000 (male and female), which is widely accepted as unbiased.
(2)	Turnover Rates: For the purposes of the actuarial study, the turnover rate was estimated based on the Company’s historical data, estimated future development and long-term economic trends.
(3)	Retirement ages are those provided by primary Greek insurance carrier and depend mainly on sex, class of worker, having incorporated the latest additions to the age limits of Greek Laws 4093/2012 and 4336/2015.

Sensitivity Analysis

The sensitivity analysis of defined benefit obligation against changes in principal assumptions is as follows:

	Effect on liability in financial year 2024
	Change in assumption by	Increase in assumption	Decrease in assumption
Discount rate	0.50%	-9%	+10%
Annual salary increase	0.50%	+6%	-8%

16. Stockholders’ Equity / (Deficit)

Shares Authorized

As of December 31, 2024, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

On February 6, 2023, 2,958 shares of common stock were issued in connection with the Company’s 2021 Equity Incentive Plan (the “Plan”).

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

From February 2, 2024, through March 28, 2024, 24,976 shares of common stock were issued in connection with the At the Market Offering with H.C. Wainwright & Co., LLC for net proceeds of $0.1 million.

From April 1, 2024, through April 15, 2024, 31,751 shares of common stock were issued in connection with the At the Market Offering with H.C. Wainwright & Co., LLC for net proceeds of $0.2 million.

As of December 31, 2024, and December 31, 2023, there were 2,636,508 and 2,580,159 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

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

No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise be entitled to a fractional share received a proportional cash payment, resulting in the reduction of 378 shares. The Reverse Stock Split did not have any effect on the stated par value of the Company’s Common Stock. The rights and privileges of the holders of shares of Common Stock will be unaffected by the Reverse Stock Split.

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

The Company evaluated the contract that includes the right to require Lincoln Park to purchase additional shares of Common Stock in the future (“put right”) considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting. The Company has analyzed the terms of the put right and has concluded that it has immaterial value as of December 31, 2024 and December 31, 2023.

During the year ended December 31, 2023, the Company incurred costs of approximately $0.9 million related to the execution of the Purchase Agreement. Of the total costs incurred, approximately $0.6 million was paid in Common Stock to Lincoln Park as a commitment fee and $0.03 million to reimburse Lincoln Park for expenses. These transaction costs were included in other income / (expenses), net in the consolidated statement of operations. Approximately $0.2 million was incurred for legal fees, which were included in administrative and selling expenses on the consolidated statement of operations.

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

As the Company’s common stock price is below $15.00 per share, the Company is unable to utilize the facility and did not transact under it for the year ended December 31, 2024.

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

During the year ended December 31, 2024, the Company issued and sold an aggregate of 56,727 shares of common stock under the ATM Offering.

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

As of December 31, 2024, the Company had 735,069 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 760 shares at $345.00 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 760 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. Following these exercises, as of December 31, 2024, the Company’s Public Warrants amounted to 813,314.

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

Stock-Based Compensation Plans

2021 Equity Incentive Plan

The Company’s Board of Directors and shareholders previously approved the Plan to reward certain employees and directors of the Company. The Plan has been established to advance the interests of the Company by providing for the grant to Participants of Stock and Stock-based Awards. The maximum number of shares of Common Stock that may be delivered in satisfaction of Awards under the Plan is 569,306 shares. On April 29, 2024, the stockholders voted to increase the number of shares of Common Stock issuable under the Company’s 2021 Equity Incentive Plan from 230,530 to 569,306.

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. The Company did not grant Stock Options during the years ended December 31, 2024 and December 31, 2023.

The Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $1.6 million and $3.3 million in respect of Stock Options granted, which is included in administrative and selling expenses in the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for the Company’s unvested stock options for the year ended December 31, 2024:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value(1)
Unvested as of December 31, 2023	57,894	$214.20
Granted	-	-
Vested	(22,240)	$251.36
Forfeited	(25,327)	$182.63
Unvested as of December 31, 2024	10,327	$212.02	0.50 years	$-

(1)	The aggregate intrinsic value is calculated as the difference between the closing market price of $5.00 per share of the Company’s common stock on December 31, 2024 and the exercise price, times the number of stock options where the closing stock price is greater than the exercise price that would have been received by the option holders had all option holders exercised their options on that date.

As of December 31, 2024, there was $0.4 million of unrecognized compensation cost related to unvested stock options. This amount is expected to be recognized over the remaining vesting period of stock options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $3.2 million and $6.6 million in respect of RSUs, which is included in administrative and selling expenses in the consolidated statement of operations for the years ended December 31, 2024 and 2023, respectively. The Company also has a policy of accounting for forfeitures when they occur.

Restricted Stock Units have been granted during the year ended December 31, 2024 as follows:

	Number of Shares	Grant Date Fair Value
Granted on June 26, 2024	22,988	$4.50
Total restricted stock units granted in 2024	22,988

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value(1)
Unvested as of December 31, 2023	67,894	$200.1
Granted	22,988	$4.50
Vested	(52,728)	$114.28
Forfeited	(27,827)	$191.21
Unvested as of December 31, 2024	10,327	$245.33	0.5 years	$51,635

(1)	The aggregate intrinsic value is calculated based on the fair value of $5.00 per share of the Company’s common stock on December 31, 2024 due to the fact that the restricted stock units carry a $0 purchase price.

As of December 31, 2024, there was $0.6 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

Accumulated Other Comprehensive Loss

Other comprehensive income (loss) is defined as other changes in stockholders’ equity that do not represent transactions with stockholders or in the Company’s stock. Changes in accumulated other comprehensive loss were as follows:

(Amounts in thousands)	Accumulated Foreign Currency Translation Adjustments	Accumulated Actuarial Gains / (Losses)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$(2,587)	$(17)	$(2,604)
Other comprehensive (loss) from continuing operations	(125)	15	(110)
Other comprehensive (loss) from discontinued operations	380	-	380
Balance as of December 31, 2023	$(2,332)	$(2)	$(2,334)
Other comprehensive (loss) from continuing operations	658	-	658
Other comprehensive (loss) from discontinued operations	1,519	-	1,519
Balance as of December 31, 2024	$(155)	$(2)	$(157)

17. Revenue

Revenue is analyzed as follows:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Sales of goods	$199	$918
Sales of services	3,077	618
Total revenue from contracts with customers	$3,276	$1,536

The timing of revenue recognition is analyzed as follows:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Timing of revenue recognition
Revenue recognized at a point in time	$526	$918
Revenue recognized over time	2,750	618
Total revenue from contracts with customers	$3,276	$1,536

As of December 31, 2024 and 2023, Advent recognized contract assets of $623 thousand and $9 thousand, respectively, on the consolidated balance sheets.

As of December 31, 2024 and 2023, Advent recognized contract liabilities of $3.2 million and $0.4 million, respectively, in the consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company recognized the amount of $0.1 million and $0.1 million in revenues.

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

Expenses from Collaborative Arrangements

For the years ended December 31, 2024 and 2023 an amount of $0.1 million and $1.6 million, respectively, has been recognized in research and development expenses line on the consolidated statements of operations.

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

The Company continues to fully reserve the Bond Loan as of December 31, 2024.

20. Income Taxes

The components of loss before income taxes for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Domestic	$(26,816)	$(35,233)
Foreign	(3,253)	(15,751)
Total loss before income taxes	$(30,069)	$(50,984)

The components of income tax provision (benefit) for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Federal:
Current	$(55)	$(52)
Deferred	-	-
Total federal income tax (benefit) provision	(55)	(52)
State:
Current	-	(30)
Deferred	-	-
Total state income tax (benefit) provision	-	(30)
International (Non-US):
Current	-	-
Deferred	-	-
Total international income tax (benefit) provision	-	-
Total income tax (benefit) provision	$(55)	$(82)

Income tax (benefit) provision differs from the amount that would be provided by applying the statutory U.S. corporate income tax rate of 21% for the years ended December 31, 2024 and 2023 due to the following items:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
Current tax at U.S. statutory rate	$(6,315)	$(10,707)
Effect of state tax	(1,636)	(1,132)
Effect of valuation allowance	8,963	13,450
Warranty Liability	(12)	(83)
Effect of non-US income tax rates	(288)	(4,100)
Impairment	(875)	1,073
Stock compensation	199	1,677
Other, net	(91)	(260)
Total income tax (benefit) provision	$(55)	$(82)

Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities at the applicable tax rates in effect. The principal components of Company’s deferred tax assets (liabilities) as of December 31, 2024, and 2023 include the following:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Deferred Tax Assets:
Net operating loss carryforwards	$31,425	$26,759
Capital loss	12,345	-
Reserves and accruals	1,348	1,126
Stock compensation	3,496	1,423
Lease Liability	71	2,511
Sec 174 Cap	1,714	1,823
Intangibles	1,013	1,073
Other	2,875	1,137
Total deferred tax assets before valuation allowance	$54,287	$35,852
Less: Valuation Allowance	(53,944)	(32,654)
Total deferred tax assets, net of valuation allowance	$343	$3,198

Deferred Tax Liabilities:
Fixed assets	(296)	(300)
Lease ROA	(47)	(2,898)
Intangibles		-
Other		-
Total deferred tax liabilities	$(343)	$(3,198)
Net deferred tax assets/(liabilities)	$-	$-

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company provides a valuation allowance to offset deferred tax assets for net operating losses incurred during the year and for other deferred tax assets where, in the Company’s opinion, it is more likely than not that the financial statement benefit of these losses will not be realized. The Company’s valuation allowance increased by approximately $21.3 million during the year ended December 31, 2024 mainly due to net operating losses generated during the period.

As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of $78.4 million and $70.3 million, respectively, which may be used to offset future taxable income, if any. As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of $64.9 million and $56.8 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state net operating loss carryforwards begin to expire in 2033 and the U.S. federal net operating losses generated in 2018- 2022 can be carried forward indefinitely. As of December 31, 2024, the Company had U.S. federal and state credit carryforwards of $0.7 million and $0.2 million, respectively, which may be used to offset future taxable income, if any. The Company’s U.S. federal and state credit carryforwards begin to expire in 2043. The Company’s ability to utilize these net operating loss carryforwards and tax credit carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382 and 383. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

The Company also has net operating loss carryforwards in Greece of approximately $14.0 million that begin to expire in 2026 and in Germany of approximately $25.5 million that can be carried forward indefinitely.

The Company’s policy is to classify interest and penalties, if any, as components of the income tax provision in the consolidated statement of operations. The Company has not recorded any interest or penalty in the consolidated statement of operations for the years ended December 31, 2024 and 2023. The Company considers many factors when evaluating and estimating its tax positions and the impact on income tax expense, which may require periodic adjustments, and which may not accurately anticipate actual outcomes. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next twelve months. However, based on the uncertainties associated with finalizing audits with the relevant tax authorities including formal legal proceedings, it is not possible to reasonably estimate the impact of any such change. The provision for unaudited tax years as of December 31, 2024 and December 31, 2023 amounted to approximately $0.2 million, relating to possible tax liabilities which may arise from potential future examination for the tax years 2017, 2018 and 2019 by the Greek Independent Tax Authority.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course, the Company is subject to examinations by taxing authorities throughout the world. The material jurisdictions in which the Company is subject to potential examination include the United States, Germany and Greece. The Company’s 2018 and subsequent tax years remain open to examination by the German Federal Central Tax Office and the Company’s 2017 and subsequent tax years remain open to examination by the Greek Independent Authority for Public Revenue. Carryforward attributes that were generated prior to tax years mentioned may still be adjusted upon examination by certain jurisdiction tax authorities if they either have been, or will be, utilized in a future period.

The Company’s foreign subsidiaries have incurred losses since inception and the Company has no undistributed earnings as of December 31, 2024.

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

As a single reportable segment entity, the determined measure of profit or loss is the Company’s consolidated net income (loss). Consolidated asset information for the Company’s single reportable segment is presented in the Company’s consolidated balance sheets.

The table below is a summary of the segment net loss from continuing operations before income taxes, including significant segment expenses:

	Years Ended December 31,
	2024	2023
Revenue, net	$3,276	$1,536
Cost of revenues	(1,488)	(6,964)
Gross profit (loss)	1,788	(5,428)
Income from grants	887	1,582
Research and development expenses	(3,225)	(7,567)
Administrative and selling expenses	(14,318)	(28,825)
Sublease income	145	543
Amortization of intangibles	(29)	(207)
Credit loss – customer contracts	(3,617)	(1,048)
Impairment losses	-	(9,763)
Operating loss	(18,369)	(50,713)
Fair value change of warrant liability	59	394
Finance income / (expenses), net	(535)	104
Foreign exchange gains / (losses), net	(272)	101
Loss Contingency	(4,724)	-
Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets	(6,235)	-
Other income / (expenses), net	7	(870)
Segment and consolidated net loss before income taxes	(30,069)	(50,984)

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product or service) for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(Amounts in thousands)	2024	2023
North America	$3,101	$1,268
Europe	175	268
Total net sales	$3,276	$1,536

22. Commitments and contingencies:

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of December 31, 2024, that is considered probable or reasonably possible, with the following exceptions:

On May 9, 2025, Chris Kaskavelis (“Kaskavelis”), a former employee of Advent SA, filed a claim against the Company’s wholly owned subsidiary in Greece, Advent SA, before the Athens First Instance Court (LABOR CLAIMS). A hearing is on the claim is scheduled for October 20, 2025. In connection with the claim, Kaskavelis alleges that Advent should pay him the following amounts: (1) €107,194.90 for unpaid wages, (2) €612,206.40 for unpaid severance, (3) €50,000 for “moral damages” and (4) related court expenses stemming from the lawsuit. The Company denies the Kaskavelis claims as they are unsubstantiated and without merit as he was terminated by the Company for cause per the terms of his employment agreement. Notwithstanding the same, and as a contingency, the Company has accrued for the unpaid wages portion of his claim in the amount of €107,194.90 ($124,000). The Company believes that the remainder of the Kaskavelis claims are wholly without merit and intends to defend itself vigorously in these proceedings, although we cannot accurately predict the ultimate outcome of this matter.

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021, whereby the Company acquired SerEnergy and FES on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. The award in favor of F.E.R. is in the amount of approximately €4.5 million euro. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. In February 2025, the parties met to discuss the possibility of a settlement and the framework for such a settlement, but there can be no guaranty that the parties will be able to finalize an agreement, and at this time, the Company cannot accurately predict the outcome of this matter.

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

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of December 31, 2024, and 2023, the Company did not hold any letters of guarantee.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025. The Company has not purchased any additional quantities in 2024 under this agreement and on July 12, 2024, has formally requested to terminate the supply contract. On March 11, 2025, the parties agreed to terminate the agreement. The Company will return 473 sqm of membrane (stored at BASF) and 4,000 sqm of membrane from its facility in Patras, Greece to BASF by December 15, 2025. BASF will agree to waive payment of €608,412. The Company agrees to pay unpaid license fees in the amount of €44,759 by April 30, 2025. BASF will no longer require the Company to purchase 14,000 m2 quantity.

In May 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and De Nora Deutschland GmbH (“De Nora”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 3,236 (Minimum Quantity) of electrodes from De Nora during the contract duration from May 3, 2022 until June 24, 2023. As of December 31, 2024, the Company has no remaining obligations under this agreement.

In June 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and Shin-Etsu Polymer Singapore Pte, Ltd (“Shin-Etsu”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 318,400 pieces (Minimum Quantity) of bipolar plates from Shin-Etsu during the contract duration from June 1, 2022 until June 30, 2024. In May 2023, the Company amended the supply agreement with Shin-Etsu to reduce the Minimum Quantity of bipolar plates to 75,400 pieces. In January 2024, the Company amended the supply agreement with Shin-Etsu to shift the timing of the monthly minimum requirements and extend the agreement until September 2024. The Company has not made any purchases under the amended agreement in 2024, the contract is currently on hold pending negotiations with Shin Etsu. Under the contract, Shin- Etsu can claim Advent to buy the remaining purchase requirement of 57,600 pieces with the agreed purchases by the end of September 2024.

23. Net income / (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net income / (loss) per share for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss from continuing operations	$(30,014)	$(50,902)
Net loss from discontinued operations	$(10,980)	$(20,495)
Net loss	$(40,994)	$(71,397)
Denominator:
Basic weighted average number of shares	2,618,857	1,917,179
Diluted weighted average number of shares	2,618,857	1,917,179
Net loss per share:
Basic loss per share from continuing operations	$(11.46)	$(26.55)
Basic loss per share from discontinued operations	$(4.19)	$(10.69)
Basic loss per share	$(15.65)	$(37.24)
Diluted loss per share from continuing operations	$(11.46)	$(26.55)
Diluted loss per share from discontinued operations	$(4.19)	$(10.69)
Diluted loss per share	$(15.65)	$(37.24)

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

As the Company incurred losses for the years ended December 31, 2024 and 2023, the effect of including any potential common shares in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

24. Discontinued Operations

The assets and liabilities associated with discontinued operations were as follows for December 31, 2024, and December 31, 2023:

	December 31, 2024	December 31, 2023
ASSETS OF DISCONTINUED OPERATIONS
Current assets of discontinued operations:
Cash and cash equivalents	$-	$362
Accounts receivable, net	-	128
Contract assets	-	12
Inventories	-	2,512
Prepaid expenses and Other current assets	-	1,416
Total current assets of discontinued operations	-	4,430
Non-current assets:
Property and equipment, net	-	716
Right-of-use assets	-	59
Other non-current assets	-	66
Total non-current assets of discontinued operations	-	841
Total assets of discontinued operations	$-	$5,271

LIABILITIES OF DISCONTINUED OPERATIONS
Current liabilities of discontinued operations:
Trade and other payables	$-	$1,091
Deferred income from grants, current	-	7
Contract liabilities	-	1,601
Other current liabilities	-	881
Operating lease liabilities	-	48
Total current liabilities of discontinued operations	-	3,628
Non-current liabilities of discontinued operations:
Long-term operating lease liabilities	-	12
Other long-term liabilities	-	683
Total non-current liabilities of discontinued operations	-	695
Total liabilities of discontinued operations	$-	$4,323

The following table summarizes the Company’s loss from discontinued operations for the years ended December 31, 2024, and December 31, 2023:

	Years Ended December 31,
	2024	2023
Revenue, net	$728	$3,323
Cost of revenues	(716)	(11,322)
Gross profit (loss)	12	(7,999)
Income from grants	310	922
Research and development expenses	-	(4,546)
Administrative and selling expenses	(4,311)	(3,643)
Amortization of intangible assets	-	(435)
Credit loss – customer contracts	-	(222)
Impairment losses	142	(3,705)
Operating loss from discontinued operations	(3,847)	(19,628)
Finance income / (expenses), net	-	(29)
Foreign exchange gains / (losses), net	(1,597)	(4)
Net gains / (losses) on disposal	(5,536)	-
Other income / (expenses), net	-	(33)
Loss before income taxes from discontinued operations	(10,980)	(19,694)
Income taxes effect on discontinued operations	-	(801)
Income (loss) from discontinued operations	(10,980)	(20,495)
Other comprehensive income/(loss)	(83)	380
Comprehensive loss from discontinued operations	(11,063)	(20,115)

25. Subsequent Events

On April 14, 2025, the Company issued 33,778 common shares related to the vesting of restricted stock units issued in connection with its stock compensation program.

On April 15, 2025, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company entered into a term loan for $870 thousand. The Company received net proceeds of $443 thousand, net of fees paid to the lenders of $87 thousand and its outstanding unpaid balance of the term loan dated November 5, 2024 of $340 thousand. The Company is required to make weekly payments of approximately $37 thousand through maturity on December 18, 2025. The effective interest rate is 250.67% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date.

The loan is collateralized with all of the Company’s goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles (including intellectual property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other collateral accounts, all certificates of deposit, fixtures, letters of credit rights (whether or not the letter of credit is evidenced by a writing), securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located; and all of the Company’s books and records relating to the foregoing, and any and all claims, rights and interests in any of the above and all substitutions for, additions, attachments, accessories, accessions and improvements to and replacements, products, proceeds and insurance proceeds of any or all of the foregoing.

26. Supplemental Quarterly Information (Unaudited)

The following tables reflect the Company’s unaudited condensed consolidated statements of operations for each of the quarterly periods in 2024 and 2023:

	Three Months Ended,
(Amounts in USD thousands, except share and per share amounts)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Revenue, net	$(244)	$128	$654	$2,738
Cost of revenues	(592)	(336)	(83)	(477)
Gross profit / (loss)	(836)	(208)	571	2,261
Income from grants	(512)	137	424	838
Research and development expenses	(704)	(411)	(695)	(1,415)
Administrative and selling expenses	(7,364)	(3,135)	2,374	(6,193)
Sublease income	-	-	-	145
Amortization of intangible assets	(26)	(1)	(1)	(1)
Credit loss – customer contracts	692	(4,309)	-	-
Operating loss	(8,750)	(7,927)	2,673	(4,365)
Fair value change of warrant liability	-	-	-	59
Finance income / (expenses), net	(235)	(14)	(54)	(232)
Foreign exchange gains / (losses), net	1,565	(1,672)	(156)	(9)
Loss contingency	147	-	36	(4,907)
Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets	6,500	-	(12,714)	(21)
Other income / (expenses), net	3	(2)	2	4
Income / (loss) before income taxes	(770)	(9,615)	(10,213)	(9,471)
Income taxes	-	-	-	55
Income (loss) from continuing operations	$(770)	$(9,615)	$(10,213)	$(9,416)
Income (loss) from discontinued operations	(1,073)	(8,907)	(1,060)	60
Net income / (loss)	(1,843)	(18,522)	(11,273)	(9,356)
Net income / (loss) per share
Basic loss per share from continuing operations	$(0.29)	$(3.65)	$(3.88)	$(3.64)
Basic weighted average number of shares	2,636,508	2,636,508	2,634,179	2,584,918
Diluted loss per share from continuing operations	$(0.29)	$(3.65)	$(3.88)	$(3.64)
Diluted weighted average number of shares	2,636,508	2,636,508	2,634,179	2,584,918

	Three Months Ended,
(Amounts in USD thousands, except share and per share amounts)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Revenue, net	$1,314	$112	$21	$89
Cost of revenues	(5,628)	(807)	(183)	(346)
Gross profit / (loss)	(4,314)	(695)	(162)	(257)
Income from grants	794	242	360	186
Research and development expenses	(2,822)	(1,197)	(1,774)	(1,774)
Administrative and selling expenses	(18,039)	(8,000)	4,932	(7,718)
Sublease income	139	139	138	127
Amortization of intangible assets	319	(117)	(188)	(221)
Credit loss – customer contracts	(985)	(3)	(60)	-
Impairment loss – intangible assets and goodwill	-	-	(9,763)	-
Operating loss	(24,908)	(9,631)	(6,517)	(9,657)
Fair value change of warrant liability	39	(134)	98	391
Finance income / (expenses), net	626	(72)	(487)	37
Foreign exchange gains / (losses), net	(6)	(22)	185	(56)
Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets	-	-	-	-
Other income / (expenses), net	(1)	(113)	(798)	42
Loss before income taxes	(24,250)	(9,972)	(7,519)	(9,243)
Income taxes	(122)	81	1	122
Net loss from continuing operations	$(24,372)	$(9,891)	$(7,518)	$(9,121)
Income (loss) from discontinued operations	(1,360)	(1,955)	(14,313)	(2,867)
Net income / (loss)	(25,732)	(11,846)	(21,831)	(11,988)
Net loss per share
Basic loss per share from continuing operations	$(11.41)	$(4.92)	$(4.22)	$(5.26)
Basic weighted average number of shares	2,136,840	2,012,382	1,780,574	1,733,439
Diluted loss per share from continuing operations	$(11.41)	$(4.92)	$(4.22)	$(5.26)
Diluted weighted average number of shares	2,136,840	2,012,382	1,780,574	1,733,439