Form 10-Q
period 2025-03-31
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2025-06-30
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of June 27, 2025, the registrant had 2,670,286 shares of common stock, par value $0.0001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “could,” “target,” “predict,” “seek” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”) which could cause actual results to differ materially. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Some of the key factors that could cause actual results to differ from our expectations include:

●	our ability to maintain the listing of our shares of common stock and warrants on Nasdaq;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting officers, key employees or directors;

●	factors relating to our business, operations and financial performance, including:

○	our ability to control the costs associated with our operations;

○	our ability to grow and manage growth profitably;

○	our reliance on complex machinery for our operations and production;

○	the market’s willingness to adopt our technology;

○	our ability to maintain relationships with customers;

○	the potential impact of product recalls;

○	our ability to compete within our industry;

○	increases in costs, disruption of supply or shortage of raw materials;

○	risks associated with strategic alliances or acquisitions;

○	the impact of unfavorable changes in U.S. and international regulations;

○	the availability of and our ability to meet the terms and conditions for government grants and economic incentives; and

○	our ability to protect our intellectual property rights;

●	market conditions and global and economic factors beyond our control;

●	volatility of our stock price and potential share dilution;

●	future exchange and interest rates; and

●	other factors detailed within the 2024 Annual Report under the section entitled “Risk Factors.”

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our common stock, see the section entitled “Risk Factors” within the 2024 Annual Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329	$381
Accounts receivable, net	141	962
Due from related parties	7	-
Contract assets	619	623
Inventories	-	8
Prepaid expenses and Other current assets	863	719
Total current assets	1,959	2,693
Non-current assets:
Intangibles, net	104	85
Property and equipment, net	4,551	4,638
Right-of-use assets	243	274
Other non-current assets	317	317
Total non-current assets	5,215	5,314
Total assets	$7,174	$8,007

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Trade and other payables	$17,891	$16,730
Due to related parties	380	305
Deferred income from grants, current	1,254	396
Contract liabilities	3,151	3,187
Loss contingency liabilities	5,397	5,126
Other current liabilities	2,312	2,210
Operating lease liabilities	148	89
Short-term loan payable, net of discount	345	559
Income tax payable	177	170
Total current liabilities	31,055	28,772
Non-current liabilities:
Long-term operating lease liabilities	95	184
Defined benefit obligation	101	97
Deferred income from grants, non-current	604	248
Other long-term liabilities	1	1
Total non-current liabilities	801	530
Total liabilities	31,856	29,302

Commitments and contingent liabilities

Stockholders’ equity/(deficit)
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000 at March 31, 2025 and December 31, 2024; Issued and outstanding: 2,636,508 and 2,636,508 at March 31, 2025 and December 31, 2024, respectively)	-	-
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at March 31, 2025 and December 31, 2024; nil issued and outstanding at March 31, 2025 and December 31, 2024)	-	-
Additional paid-in capital	199,408	199,015
Accumulated other comprehensive loss	(663)	(157)
Accumulated deficit	(223,427)	(220,153)
Total stockholders’ equity/(deficit)	(24,682)	(21,295)
Total liabilities and stockholders’ equity/(deficit)	$7,174	$8,007

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended March 31, (Unaudited)
	2025	2024
Revenue, net	$132	$2,738
Cost of revenues	(312)	(477)
Gross loss	(180)	2,261
Income from grants	42	838
Research and development expenses	(356)	(1,415)
Administrative and selling expenses	(2,250)	(6,193)
Sublease income	-	145
Amortization of intangibles	(7)	(1)
Credit loss – customer contracts	(187)
Operating loss	(2,938)	(4,365)
Fair value change of warrant liability	-	59
Finance income / (expenses), net	(244)	(232)
Foreign exchange gains / (losses), net	101	(9)
Loss contingency	(194)	(4,907)
Net gains / (losses) on disposal/write-offs of property, plant and equipment and intangible assets	-	(21)
Other income / (expenses), net	2	4
Loss before income tax	(3,273)	(9,471)
Income taxes	(1)	55
Net loss from continuing operations	$(3,274)	$(9,416)
Income (loss) from discontinued operations	-	60
Net loss	(3,274)	(9,356)
Net income (loss) per share
Basic loss per share from continuing operations	(1.24)	(3.64)
Basic income per share from discontinued operations	N/A	0.02
Basic loss per share	(1.24)	(3.62)
Basic weighted average number of shares	2,636,508	2,584,918
Diluted loss per share from continuing operations	(1.24)	(3.64)
Diluted income per share from discontinued operations	N/A	0.02
Diluted loss per share	(1.24)	(3.62)
Diluted weighted average number of shares	2,636,508	2,584,918

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended March 31, (Unaudited)
	2025	2024
Net loss	$(3,274)	$(9,356)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	(506)	(107)
Total other comprehensive income/(loss) from continuing operations	(506)	(107)
Other comprehensive income/(loss) from discontinued operations	-	35
Total other comprehensive loss	(506)	(72)
Comprehensive loss	$(3,780)	$(9,428)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended March 31, 2025
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of December 31, 2024	-	$-	-	$-	2,636,508	$-	$199,015	$(220,153)	$(157)	$(21,295)
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	393	-	-	393
Net loss (Unaudited)	-	-	-	-	-	-	-	(3,274)	-	(3,274)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(506)	(506)
Balance as of March 31, 2025 (Unaudited)	-	$-	-	$-	2,636,508	$-	$199,408	$(223,427)	$(663)	$(24,682)

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

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

See accompanying notes to unaudited condensed consolidated financial statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Three months ended March 31, (Unaudited)
	2025	2024
Cash Flows from Operating Activities:
Net loss for the three months ended	$(3,274)	$(9,356)
Net loss from discontinued operations	-	60
Net loss from continuing operations	(3,274)	(9,416)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	188	684
Amortization of intangible assets	7	1
Credit loss allowance	187	-
Provision for litigation expenses	194	4,907
Fair value gain of warrant liability	-	(59)
Stock-based compensation expense	393	1,933
Benefit for current and deferred income taxes	1	(55)
Net losses on disposal/write-offs of property, plant and equipment and intangible assets	-	21
Provision for inventories	1	239
Net periodic cost of defined benefit obligation	-	5
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	992	(896)
(Increase) in due from related parties	(7)	-
Decrease/(increase) in contract assets	4	9
Decrease/(increase) in inventories	7	(161)
Increase in prepaid expenses and other current assets	(130)	(911)
Decrease in other non-current assets	(21)	5
(Decrease)/increase in trade payables	638	1,504
(Decrease)/increase in due to related parties	75	-
(Decrease)/increase in deferred income from grants	1,155	(632)
Increase in loss contingency liability	77	233
(Decrease)/increase in contract liabilities	(45)	292
(Decrease)/increase in other current liabilities	70	(73)
Decrease in other long-term liabilities	-	-
Operating lease asset and liabilities	(230)	(230)
Net Cash provided by / (used in) Operating Activities from continuing operations	$282	$(2,600)

Cash Flows from Investing Activities:
Purchases of property and equipment	(5)	(29)
Purchases of intangible assets	(24)	-
Net Cash used in Investing Activities from continuing operations	$(29)	$(29)

Cash Flows from Financing Activities:
Issuance of common stock	-	126
Repayments of debt	(214)	-
Net Cash provided by Financing Activities from continuing operations	$(214)	$126

Net decrease in cash and cash equivalents from continuing operations	$39	$(2,503)
Effect of exchange rate changes on cash and cash equivalents	(91)	(11)
Net cash provided by / (used in) discontinued operations:
Cash used in operating activities	-	(276)
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net cash used in discontinued operations	-	(276)
Net decrease in cash and cash equivalents	(52)	(2,790)
Cash and cash equivalents at the beginning of the period	381	4,412
Cash and cash equivalents at the end of the period	$329	$1,622

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

The unaudited condensed consolidated financial statements of the Company have been prepared to reflect the consolidation of the companies listed below:

	Country of	Ownership Interest		Statements of Operations
Company Name	Incorporation	Direct	Indirect	2025	2024
Advent Technologies, Inc.	USA	100%	-	01/01 – 3/31	01/01 – 3/31
Advent Technologies S.A.	Greece	-	100%	01/01 – 3/31	01/01 – 3/31
Advent Technologies LLC	USA	-	100%	01/01 – 3/31	01/01 – 3/31
Advent Technologies GmbH	Germany	100%	-	01/01 – 3/31	01/01 – 3/31

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

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited financial information reflects, in the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods indicated. The results reported for the interim period presented are not necessarily indicative of results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, included in the Annual Report on Form 10-K filed with the SEC on June 6, 2025. We reclassified certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the three months ended March 31, 2025, the Company received $0.3 million of cash from operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Furthermore, the Company has suffered recurring operating losses and has a negative net working capital position of $29.1 million as of March 31, 2025. In addition, as of the issuance date of these unaudited condensed consolidated financial statements the Company is overdue in a number of its obligations which could give the right to creditors at any time from the issuance date of these consolidated financial statements to raise legal action against the Company which in turn could potentially lead to liquidation action against the Company and/or its subsidiaries. The transition to profitability and positive cash flow is highly dependent upon the successful development, approval, and commercialization of the Company’s products and the achievement of a revenue level adequate to support its cost structure and the Company can give no assurances that this will occur. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of March 31, 2025, of $0.3 million is not sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding in the very near term, otherwise the Company may immediately substantially curtail or terminate its operations.

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

2. Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Annual Report Form 10-K filed with the SEC on June 6, 2025.

The Company did not apply any new accounting policies during the three-month period ended March 31, 2025 other than those noted below.

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

Segment Information

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer (currently also serving as Interim Chief Financial Officer), Chief Technology Officer, Chief Operating Officer and General Counsel, jointly and collectively serve as CODM, making decisions and managing the Company’s operations as a single operating segment for purposes of allocating resources and evaluating financial performance. For the above reasons, the Company has determined that it operates in one reportable operating segment. The disaggregation of Company’s revenue by geographic location and segment expenses are presented in Note 19.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the three months ended March 31, 2025, and 2024, the Company recognized $7 thousand and $7 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. As of March 31, 2025, the Company continues to fully reserve the Bond Loan as an expected credit loss. The Company did not recognize any unrealized gain / (loss) during the three months ended March 31, 2025, or 2024.

3. Related party disclosures

Balances with related parties

	March 31, 2025	December 31, 2024
(Amounts in thousands)	(unaudited)
Due from related parties
Gary Herman	$7	$-
Total	$7	$-

The outstanding balance as of March 31, 2025, due to the Company’s executive relates to a travel expense advance.

	March 31, 2025	December 31, 2024
(Amounts in thousands)	(unaudited)
Due to related parties
Vassilios Gregoriou	$129	$125
Gary Herman	40	-
Emory S. De Castro	211	180
Total	$380	$305

The outstanding balances as of March 31, 2025, due to the Company’s executives and officers primarily relate to short-term promissory notes with the Company. The notes are due by August 31, 2026 and bear interest at a rate of 5.00% per annum. Emory S. De Castro’s balance of $211 thousand is comprised of $132 thousand related to the promissory note and $79 thousand relates to certain expenses paid for on behalf of the Company.

The outstanding balances as of December 31, 2024, due to the Company’s executives and officers primarily relate to short-term promissory notes with the Company. The notes are due by August 31, 2026 and bear interest at a rate of 5.00% per annum. Emory S. De Castro’s balance of $180 thousand is comprised of $128 thousand related to the promissory note and $52 thousand relates to certain expenses paid for on behalf of the Company.

Transactions with related parties

Related parties’ transactions are in the normal course of operations and are measured at the amount of consideration established and agreed to by related parties.

4. Accounts receivable, net

Accounts receivable consists of the following:

	March 31, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Accounts receivable from third party customers	$2,048	$2,799
Less: Allowance for credit losses	(1,907)	(1,837)
Accounts receivable, net	$141	$962

5. Inventories

Inventories consist of the following:

	March 31, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Raw materials and supplies	$4,703	$4,540
Work-in-process	-	-
Finished goods	228	229
Total	$4,931	$4,769
Provision for inventory	(4,931)	(4,761)
Total	$-	$8

The changes in the provision for inventory is as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
(Amounts in thousands)	(Unaudited)	(Unaudited)
Balance at beginning of period	$(4,761)	$(5,018)
Additions during the period	-	(239)
Foreign exchange differences	(170)	81
Balance at end of period	$(4,931)	$(5,176)

6. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

	March 31, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Prepaid insurance expenses	$311	$123
Prepaid research expenses	151	255
Other prepaid expenses	60	19
Total	$522	$397

Prepaid insurance expenses as of March 31, 2025 and December 31, 2024 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of March 31, 2025 mainly relate to prepayments for expenses related to research grants.

Prepaid research expenses as of December 31, 2024 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 17.

Other prepaid expenses as of March 31, 2025 and December 31, 2024 mainly include prepayments for professional fees and purchases, which also include costs to fulfill a contract with customers which are expected to be recognized within 2025, upon delivery of services to these customers.

Other current assets are analyzed as follows:

	March 31, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
VAT receivable	$88	$49
Grant receivable	37	36
Other receivables	216	237
Total	$341	$322

7. Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of March 31, 2025 and December 31, 2024 is as follows:

	As of March 31, 2025 (Unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Finite-lived intangible assets:
Software	283	(179)	-	104
Total intangible assets	$283	$(179)	$-	$104

	As of December 31, 2024
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Finite-lived intangible assets:
Software	250	(165)	-	85
Total intangible assets	$250	$(165)	$-	$85

The Company recorded additions to indefinite-lived intangible assets of $24 thousand and $0 thousand for software during the three months ended March 31, 2025 and 2024, respectively.

The amortization expense for the intangible assets for the three months ended March 31, 2025 and 2024 was $7.0 thousand and $1.0 thousand, respectively.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of March 31, 2025 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2025	$21
2026	27
2027	14
2028	14
2029	14
Thereafter	14
Total	$104

8. Property, plant and equipment, net

The Company’s property, plant and equipment, net, consisted of the following:

	March 31, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Land, Buildings & Leasehold Improvements	$896	$865
Machinery	4,767	4,512
Equipment	1,773	1,747
	$7,436	$7,124
Less: accumulated depreciation	(2,885)	(102)
Less: impairment	-	(2,384)
Total	$4,551	$4,638

During the three months ended March 31, 2025, additions to property, plant and equipment of $5 thousand for equipment.

During the three months ended March 31, 2024, additions to property, plant and equipment of $28 thousand for equipment.

During the three months ended March 31, 2025, the Company did not dispose of any property, plant and equipment.

During the three months ended March 31, 2024, the Company disposed of machinery and other equipment for which it has no future use and with a net book value of $21 thousand resulting in a loss.

Depreciation expense during the three months ended March 31, 2025 and 2024 was $0.2 million and $0.7 million, respectively.

The Company has a short-term loan payable which is partially collateralized with the Company’s property, plant and equipment, refer to Note 13.

9. Other non-current assets

Other non-current assets as of March 31, 2025 are comprised of advances to suppliers for the acquisition of fixed assets of $0.1 million and guarantees to suppliers of $0.2 million.

Other non-current assets as of December 31, 2024 are comprised of advances to suppliers for the acquisition of fixed assets of $0.1 million and guarantees to suppliers of $0.2 million.

10. Trade and other payables

Trade and other payables as of March 31, 2025 and December 31, 2024 include balances of suppliers and consulting service providers of $17.9 million and $16.7 million, respectively.

11. Other current liabilities

As of March 31, 2024 and December 31, 2023, other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Accrued expenses(1)	$432	$388
Other short-term payables	1,438	1,303
Taxes and duties payable	286	330
Social security funds	156	189
Total	$2,312	$2,210

Other short-term payables largely consist of salary payable to the Company’s officers who have not received a salary payment since May 2024.

(1)	Accrued expenses are analyzed as follows:

	March 31, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Accrued expenses for legal and consulting fees	$178	$183
Other accrued expenses	254	205
Total	$432	$388

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

Rental expense for all operating leases was $0.1 million and $0.5 million for the three months ended March 31, 2025, and 2024, respectively. For the three months ended March 31, 2025, and 2024, rental expense for short-term leases was $1 thousand and $12 thousand, respectively.

As of March 31, 2025, and December 31, 2024, the right of use assets, net associated with operating leases was $0.2 million and $0.3 million, respectively.

As of March 31, 2025, undiscounted maturities of operating lease liabilities remaining are as follows (amounts in thousands):

Operating Leases
Fiscal Year Ended December 31,
2025	$115
2026	122
2027	17
2028	-
2029	-
Thereafter	-
Total undiscounted lease payments	$254
Less: imputed interest	(11)
Total discounted lease payments	$243
Less: current portion	(148)
Long-term lease liabilities	$95

13. Short-term loan payable

On November 5, 2024, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company borrowed $594 thousand, net of fees paid to the lenders of $66 thousand. The Company is required to make weekly payments of approximately $31 thousand through maturity on June 19, 2025. The effective interest rate is 292.82% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company may pay off the loan 30 days after funding for $792 thousand and 60 days after funding for $858 thousand. The Company has made repayments totaling $214 thousand during the three months ended March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the Company had an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of March 31, 2025, an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

15. Stockholders’ Equity

Shares Authorized

As of March 31, 2025, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

From February 2, 2024, through March 28, 2024, 24,976 shares of common stock were issued in connection with the At the Market Offering with H.C. Wainwright & Co., LLC and received net proceeds of $0.1 million.

As of March 31, 2025 and December 31, 2024, there were 2,636,508 and 2,636,508 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

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

As of December 31, 2020, the Company had 735,069 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 760 shares at $345.00 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 760 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. Following these exercises, as of March 31, 2025, the Company’s Public Warrants amounted to 813,314.

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

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. The Company did not grant Stock Options during the three months ended March 31, 2025.

Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.1 million and $0.7 million in respect of Stock Options granted, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the three months ended March 31, 2025:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	10,327	$212.02
Vested	(5,892)	$305.51
Forfeited	(238)	$95.44
Unvested as of March 31, 2025	4,197	$87.36

As of March 31, 2025, there was $0.2 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $0.3 million and $1.3 million in respect of RSUs, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024, respectively. The Company also has a policy of accounting for forfeitures when they occur. The Company did not grant RSUs during the three months ended March 31, 2025.

The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	10,327	$245.33
Vested	(5,892)	$305.92
Forfeited	(238)	$146.55
Unvested as of March 31, 2025	4,197	$117.95

As of March 31, 2025, there was $0.3 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

16. Revenue

Revenue is analyzed as follows:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands)	2025	2024
Sales of goods	$6	$1,620
Sales of services	126	1,118
Total revenue from contracts with customers	$132	$2,738

The timing of revenue recognition is analyzed as follows:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands)	2025	2024
Timing of revenue recognition
Revenue recognized at a point in time	$132	$1,620
Revenue recognized over time	-	1,118
Total revenue from contracts with customers	$132	$2,738

As of March 31, 2025 and December 31, 2024, Advent recognized contract assets of $619 thousand and $623 thousand, respectively, on the consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, Advent recognized contract liabilities of $3.2 million and $3.2 million, respectively, in the consolidated balance sheets. During the three months ended March 31, 2025, the Company did not recognize any in revenue.

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

Expenses from Collaborative Arrangements

For the three months ended March 31, 2024, an amount of $0.1 million has been recognized in research and development expenses on the unaudited condensed consolidated statements of operations, respectively.

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

During the three months ended March 31, 2025, the Company recorded income tax expense of $(1.0) thousand. During the three months ended March 31, 2024, the Company recorded income tax benefit of $0.1 million mainly related to net operating loss carryforwards.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company provides a valuation allowance to offset deferred tax assets for net operating losses incurred during the year and for other deferred tax assets where, in the Company’s opinion, it is more likely than not that the financial statement benefit of these losses will not be realized. As of March 31, 2025 and December 31, 2024, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards.

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

The table below is a summary of the segment net loss from continuing operations before income taxes, including significant segment expenses:

	Three Months Ended March 31, (Unaudited)
	2025	2024
Revenue, net	$132	$2,738
Cost of revenues	(312)	(477)
Gross profit (loss)	(180)	2,261
Income from grants	42	838
Research and development expenses	(356)	(1,415)
Administrative and selling expenses	(2,250)	(6,193)
Sublease income	-	145
Amortization of intangibles	(7)	(1)
Credit loss – customer contracts	(187)	-
Operating loss	(2,938)	(4,365)
Fair value change of warrant liability	-	59
Finance income / (expenses), net	(244)	(232)
Foreign exchange gains / (losses), net	101	(9)
Loss Contingency	(194)	(4,907)
Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets	-	(21)
Other income / (expenses), net	2	4
Segment and consolidated net loss before income taxes	(3,273)	(9,471)

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands)	2025	2024
North America	$126	$2,267
Europe	6	471
Asia	-
Total net sales	$132	$2,738

20. Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of March 31, 2025, that is considered probable or reasonably possible, with the following exceptions:

Litigation with former employee terminated for cause

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

Litigation with F.E.R. fischer Edelstahlrohre GmbH

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

Shareholder Demand Letter

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

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of March 31, 2025 and December 31, 2024, the Company did not hold any letters of guarantee.

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

The Company has not accrued for these unrecognized commitment obligations as of December 31, 2024, and March 31, 2025.

21. Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss from continuing operations	$(3,274)	$(9,416)
Net income from discontinued operations	N/A	60
Net Loss	(3,274)	(9,356)
Denominator:
Basic weighted average number of shares	2,636,508	2,584,918
Diluted weighted average number of shares	2,636,508	2,584,918
Net loss per share:
Basic loss per share from continuing operations	$(1.24)	$(3.64)
Basic loss per share from discontinued operations	N/A	0.02
Basic loss per share	(1.24)	(3.62)
Diluted loss per share from continuing operations	$(1.24)	$(3.64)
Diluted loss per share from discontinued operations	N/A	0.02
Diluted loss per share	(1.24)	(3.62)

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

As the Company incurred losses for the three months ended March 31, 2025 and 2024, the effect of including any potential shares of Common Stock in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

22. Discontinued Operations

The following table summarizes the Company’s loss from discontinued operations for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, (Unaudited)
	2025	2024
Revenue, net	$-	$713
Cost of revenues	-	(542)
Gross profit / (loss)	-	171
Income from grants	-	599
Administrative and selling expenses	-	(709)
Amortization of intangibles	-	(1)
Operating income/(loss)	-	60
Income/(loss) before income tax	-	60
Income/(loss) from discontinued operations	-	60
Net income/(loss)	-	60

Other comprehensive income/(loss) from discontinued operations	-	35
Comprehensive income/(loss) from discontinued operations	-	95

23. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2025 (“2024 Annual Report”).

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Item 1A. Risk Factors” section of this Quarterly Report on Form 10-Q and the “Item 1A. Risk Factors” section of our 2024 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Advent Technologies Holdings, Inc. and its subsidiaries (collectively referred to as “Advent” and the “Company) is an advanced materials and technology development company operating in the fuel cell and hydrogen technology space. Advent develops, manufactures and assembles the critical components that determine the performance of hydrogen fuel cells and other energy systems. Advent’s core product offerings are full fuel cell systems and the Membrane Electrode Assembly (MEA) at the center of the fuel cell. The Advent MEA, which derives its key benefits from the properties of Advent’s engineered membrane technology, enables a more robust, longer-lasting and ultimately lower-cost fuel cell product.

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

As of March 31, 2025, Advent continues to work with the US DoD to advance the HB50 technology.

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

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of March 31, 2025, Advent was still generating a low level of revenues compared to its future projections and has not made any commercial sales to these major organizations.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to nil and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

Finance income / (expenses), net

Finance income / (expenses) consist mainly of bank and interest charges.

Foreign Exchange Gains / (Losses), net

Foreign exchange gains / (losses) consists of foreign exchange gains or losses on transactions denominated in foreign currencies and on translation of monetary items denominated in foreign currencies. As Advent scales up, our foreign exchange exposure is likely to increase given its revenues are denominated in both euros and dollars, and a portion of the our costs are denominated in euros.

Amortization of intangibles

Amortization expense of $7 thousand and 1 thousand has been recognized for the three months ended March 31, 2025 and 2024, respectively.

Income taxes

During the three months ended March 31, 2025, the Company recorded income tax expense of $(1) thousand. During the three months ended March 31, 2024, the Company recorded income tax benefit of $55 thousand mainly related to net operating loss carryforwards.

As of March 31, 2025 and December 31, 2024, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2025 and 2024, and the changes between periods.

	Three months ended March 31, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2025	2024	$ change	% change
Revenue, net	$132	$2,738	$(2,606)	(95.2)%
Cost of revenues	(312)	(477)	165	(34.6)%
Gross profit / (loss)	(180)	2,261	(2,441)	(108.0)%
Income from grants	42	838	(796)	(95.0)%
Research and development expenses	(356)	(1,415)	1,059	(74.8)%
Administrative and selling expenses	(2,250)	(6,193)	3,943	(63.7)%
Sublease income	-	145	(145)	N/A
Amortization of intangibles	(7)	(1)	(6)	600.0%
Credit loss – customer contracts	(187)	-	(187)	N/A
Operating loss	(2,938)	(4,365)	1,427	(32.7)%
Fair value change of warrant liability	-	59	(59)	N/A
Finance income / (expenses), net	(244)	(232)	(12)	5.2%
Foreign exchange gains / (losses), net	101	(9)	110	(1,222.2)%
Loss contingency	(194)	(4,907)	4,713	(96.0)%
Net gains / (losses) on disposal/write-off property, plant and equipment and intangible assets	-	(21)	21	N/A
Other income / (expenses), net	2	4	(2)	(50.0)%
Loss before income tax	(3,273)	(9,471)	6,198	(65.4)%
Income tax (expense)	(1)	55	(56)	(101.8)%
Net loss from continuing operations	$(3,274)	$(9,416)	$6,142	(65.2)%
Income (loss) from discontinued operations	-	60	(60)	N/A
Net loss	(3,274)	(9,356)	6,082	(65.0)%
Net loss per share
Basic loss per share from continuing operations	(1.24)	(3.64)	2.40	N/A
Basic loss per share from discontinued operations	N/A	0.02	(0.02)	N/A
Basic loss per share	(1.24)	(3.62)	2.38	N/A
Basic weighted average number of shares	2,636,508	2,584,918	N/A	N/A
Diluted loss per share from continuing operations	(1.24)	(3.64)	2.40	N/A
Diluted loss per share from discontinued operations	N/A	0.02	(0.02)	N/A
Diluted loss per share	(1.24)	(3.62)	2.38	N/A
Diluted weighted average number of shares	2,636,508	2,584,918	N/A	N/A

Revenue, net

Our total revenue decreased by approximately $2.6 million from approximately $2.7 million in the three months ended March 31, 2024 to approximately $0.1 million in the three months ended March 31, 2025. The decrease was driven by an increase in contract liabilities related to our services provided under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) in the three months ended March 31, 2025 which are expected to be delivered later in 2025.

Cost of Revenues

Cost of revenues decreased by approximately $0.2 million from approximately $0.5 million in the three months ended March 31, 2024 to approximately $0.3 million in the three months ended March 31, 2025. The decrease in cost of revenues was related to the focus on providing services under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) and a shift from product sales during the period.

Income from Grants

Our income from grants decreased by approximately $0.8 million from approximately $0.8 million in the three months ended March 31, 2024 to approximately $0.1 million in the three months ended March 31, 2025. The decrease was driven by an increase in deferred revenue from grants in the three months ended March 31, 2025 which is expected to be recognized later in 2025.

Research and Development Expenses

Research and development expenses were approximately $0.4 million and $1.4 million in the three months ended March 31, 2025 and 2024, respectively, primarily related to internal research and development costs.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $2.3 million in the three months ended March 31, 2025, and $6.2 million in the three months ended March 31, 2024. The decrease was primarily due to staff departures and cost reductions implemented throughout 2024.

Sublease income

The Company earned sublease income of $0.1 in the three months ended March 31, 2024, however, the sublease was terminated in April 2024.

Change in fair value of Warrant Liability

The change in fair value of warrant liability amounting to nil and $0.1 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the three months ended March 31, 2025 and 2024, respectively.

Finance income / (expenses), net

The Company accrued interest expense of $(0.2) million related to the short term note payable and the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the three months ended March 31, 2025.

The Company accrued interest expense of $(0.2) million related to the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the three months ended March 31, 2024.

Loss contingency

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. In February 2025, the parties met to discuss the possibility of a settlement and the framework for such a settlement, but there can be no guaranty that the parties will be able to finalize an agreement, and at this time, the Company cannot accurately predict the outcome of this matter, however, has recorded a loss contingency in the amount of $4.9 million in the three months ended March 31, 2024.

Liquidity and Capital Resources

At March 31, 2025 and for the three months then ended, the Company had $0.3 million in cash and cash equivalents, received $0.3 million of cash from operating activities, had $2.0 million in current assets and $31.1 million in current liabilities, leaving the Company a working capital deficit of $(29.1) million.

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

The following table sets forth a summary of our consolidated cash flows for the three months ended March 31, 2025 and 2024, and the changes between periods.

	Three Months Ended March 31, (unaudited)
(Amounts in thousands)	2025	2024	$ change	% change
Net Cash provided by/(used in) Operating Activities	$282	$(2,600)	$2,882	(110.8)%

Cash Flows from Investing Activities:
Purchases of property and equipment	(5)	(29)	24	(82.8)%
Purchases of intangible assets	(24)	-	(24)	N/A
Net Cash used in Investing Activities from continuing operations	$(29)	$(29)	$-	N/A

Cash Flows from Financing Activities:
Issuance of common stock and paid-in capital	-	126	(126)	N/A
Repayments of debt	(214)	-	(214)	N/A
Net cash provided by Financing Activities from continuing operations	$(214)	$126	$(340)	(269.8)%

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents from continuing operations	$39	$(2,503)	$2,542	(101.6)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(91)	(11)	(80)	727.3%
Net cash (used in) discontinued operations from operating activities	-	(276)	276	N/A
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(52)	(2,790)	2,738	(98.1)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the beginning of year	381	4,412	(4,031)	(91.4)%
Cash, cash equivalents, restricted cash and restricted cash equivalents at the end of period	$329	$1,622	$(1,293)	(79.7)%

Cash flows used in Operating Activities from continuing operations

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

Net cash provided by/(used in) operating activities was approximately $0.3 million and $(2.6) million for the three months ended March 31, 2025 and 2024, respectively, which primarily related to inflows from deferred income from grants and outflows in connection with administrative and selling expenses, research and development expenses, and costs associated with insurances services and other personnel costs.

Cash Flows used in Investing Activities from continuing operations

Advent’s cash flows used in investing activities was approximately $(0.1) million and $(0.1) million for the three months ended March 31, 2025 and 2024, respectively, which mostly related to the acquisition of plant and equipment and intangible assets.

Cash Flows provided by/(used in) Financing Activities from continuing operations

Advent’s cash flows (used in) financing activities was approximately $(0.1) million for the three months ended March 31, 2025, represent the repayment of debt related to the short term note payable.

Advent’s cash flows provided by financing activities was approximately $0.1 million for the three months ended March 31, 2024, represent the net proceeds of issuance of common stock and paid-in capital in connection with the At the Market Offering with H.C. Wainwright & Co., LLC.

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of March 31, 2025 and December 31, 2024, Advent recognized contract assets of $0.6 million and $0.6 million, respectively, on the consolidated balance sheets.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of March 31, 2025 and December 31, 2024, Advent recognized contract liabilities of $3.2 million and $3.2 million, respectively, in the consolidated balance sheets. During the three months ended March 31, 2025 and 2024, we recognized nil and $0.1 million in revenues, respectively.

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

For the three months ended March 31, 2025 and 2024, net income tax (expenses) benefits of $(1) thousand and $0.1 million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. Advent is subject to income tax examinations by major taxing authorities.

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

Warrant Liability

Advent accounts for the 878,985 warrants (comprising of 813,314 Public Warrants and 65,671 Private Placement Warrants) issued in connection with the initial public offering and the 13,333 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, we classify these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the three months ended March 31, 2025 and 2024.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024.

EBITDA and Adjusted EBITDA	Three months ended March 31, (Unaudited)
(in Millions of US dollars)	2025	2024	$ change
Net loss from continuing operations	$(3.27)	$(9.42)	6.15
Depreciation of property and equipment	$0.19	$0.69	(0.50)
Amortization of intangibles	$0.01	$-	0.01
Finance income / (expenses), net	$0.24	$0.23	0.01
Loss contingency	$0.19	$4.91	(4.72)
Net gains / losses on disposal/write-off property, plant and equipment and intangible assets	$-	$0.02	(0.02)
Foreign exchange differences, net	$(0.10)	$0.01	(0.11)
Income taxes	$-	$(0.06)	0.06
EBITDA	$(2.74)	$(3.62)	0.88
Net change in warrant liability	$-	$(0.06)	0.06
Adjusted EBITDA	$(2.74)	$(3.68)	0.94

Adjusted Net Loss from continuing operations

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss from continuing operations differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three months ended March 31, 2025 and 2024.

Adjusted Net Loss from continuing operations	Three months ended March 31, (unaudited)
(in Millions of US dollars)	2025	2024	$ change
Net loss from continuing operations	$(3.27)	$(9.42)	6.15
Net change in warrant liability	$-	$(0.06)	0.06
Adjusted Net Loss from continuing operations	$(3.27)	$(9.48)	6.21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of March 31, 2025, Advent had an unrestricted cash balance of approximately $0.3 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent has short-term debt of $0.5 million but is not expected to be materially exposed to interest rate risk in the future as it intends to take on limited debt finance.

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

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q, management identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our Chief Executive Officer (currently also serving as Interim Chief Financial Officer) has concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment and the evaluation of those criteria, management, including our Chief Executive Officer (currently also serving as Interim Chief Financial Officer), concluded that our internal control over financial reporting was not effective as of March 31, 2025, due to the material weaknesses described below.

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

Remediation Plan

Following the identification of the material weaknesses in our internal control over financial reporting as of March 31, 2025, and with the oversight of the Audit Committee of our Board of Directors, we will commence remediation efforts to enhance our control environment.

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

Management are committed to successfully implementing the remediation plan as promptly as possible. Our plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. See “Risk Factors—Risks Related to Our Operations and Business — We have identified material weaknesses in our system of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If not remediated, these material weaknesses could result in material misstatements in our consolidated financial statements. We may be unable to develop, implement and maintain appropriate controls in future periods.” within the 2024 Annual Report.

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

Except as otherwise noted above and also under “Remediation Plan,” including the on-going remediation efforts described, there were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, for a discussion of risk factors that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects, see the disclosure under the heading “Risk Factors” in our 2023 Annual Report. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, results of operations, cash flows or prospects. There are no material changes to the risk factors described in the 2024 Annual Report.

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

Date: June 30, 2025	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Gary Herman
Gary Herman
Interim Chief Financial Officer