Form 10-Q
period 2025-06-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2025-08-12
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 2,670,286 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75	$381
Accounts receivable, net	67	962
Contract assets	617	623
Inventories	-	8
Prepaid expenses and Other current assets	755	719
Total current assets	1,514	2,693
Non-current assets:
Intangibles, net	99	85
Property and equipment, net	4,545	4,638
Right-of-use assets	214	274
Other non-current assets	318	317
Total non-current assets	5,176	5,314
Total assets	$6,690	$8,007

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Trade and other payables	$18,883	$16,730
Due to related parties	387	305
Deferred income from grants, current	1,478	396
Contract liabilities	3,718	3,187
Loss contingency liabilities	-	5,126
Other current liabilities	3,101	2,210
Operating lease liabilities	151	89
Short-term loan payable, net of discount	1,452	559
Income tax payable	192	170
Total current liabilities	29,362	28,772
Non-current liabilities:
Long-term operating lease liabilities	64	184
Defined benefit obligation	109	97
Deferred income from grants, non-current	654	248
Other long-term liabilities	5,923	1
Total non-current liabilities	6,750	530
Total liabilities	36,112	29,302

Commitments and contingent liabilities

Stockholders’ equity/(deficit)
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000 at June 30, 2025 and December 31, 2024; Issued and outstanding: 2,670,286 and 2,636,508 at June 30, 2025 and December 31, 2024, respectively)	-	-
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at June 30, 2025 and December 31, 2024; nil issued and outstanding at June 30, 2025 and December 31, 2024)	-	-
Additional paid-in capital	199,565	199,015
Accumulated other comprehensive loss	(1,763)	(157)
Accumulated deficit	(227,224)	(220,153)
Total stockholders’ equity/(deficit)	(29,422)	(21,295)
Total liabilities and stockholders’ equity/(deficit)	$6,690	$8,007

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2025	2024	2025	2024
Revenue, net	$99	$654	$231	$3,392
Cost of revenues	(392)	(83)	(704)	(560)
Gross loss	(293)	571	(473)	2,832
Income from grants	1	424	43	1,262
Research and development expenses	(342)	(695)	(698)	(2,110)
Administrative and selling expenses	(1,956)	2,374	(4,206)	(3,819)
Sublease income	-	-	-	145
Amortization of intangibles	(7)	(1)	(14)	(2)
Credit loss – customer contracts	(328)	-	(515)	-
Operating loss	(2,925)	2,673	(5,863)	(1,692)
Fair value change of warrant liability	-	-	-	59
Finance income / (expenses), net	(325)	(54)	(569)	(286)
Foreign exchange gains / (losses), net	293	(156)	394	(165)
Loss contingency	(840)	36	(1,034)	(4,871)
Net gains / (losses) on disposal/write-offs of property, plant and equipment and intangible assets	-	(12,714)	-	(12,735)
Other income / (expenses), net	-	2	2	6
Loss before income tax	(3,797)	(10,213)	(7,070)	(19,684)
Income taxes	-	-	(1)	55
Net loss from continuing operations	$(3,797)	$(10,213)	(7,071)	(19,629)
Income (loss) from discontinued operations	-	(1,060)	-	(1,000)
Net loss	$(3,797)	$(11,273)	$(7,071)	$(20,629)
Net loss per share
Basic loss per share from continuing operations	(1.42)	(3.88)	(2.66)	(7.52)
Basic income per share from discontinued operations	N/A	(0.40)	N/A	(0.38)
Basic loss per share	(1.42)	(4.28)	(2.66)	(7.91)
Basic weighted average number of shares	2,665,089	2,634,179	2,653,490	2,609,549
Diluted loss per share from continuing operations	(1.42)	(3.88)	(2.66)	(7.52)
Diluted income per share from discontinued operations	N/A	(0.40)	N/A	(0.38)
Diluted loss per share	(1.42)	(4.28)	(2.66)	(7.91)
Diluted weighted average number of shares	2,665,089	2,634,179	2,653,490	2,609,549

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in USD thousands)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2025	2024	2025	2024
Net loss	$(3,797)	$(11,273)	$(7,071)	$(20,629)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	(1,100)	50	(1,606)	(57)
Other comprehensive loss from continuing operations	(1,100)	50	(1,606)	(57)
Discounting operations:
Income / (loss) from discontinuing operations	-	-	-	35
Total other comprehensive loss	(1,100)	50	(1,606)	(22)
Comprehensive loss	$(4,897)	$(11,223)	$(8,677)	$(20,651)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended June 30, 2025
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of March 31, 2025	-	$-	-	$-	2,636,508	$-	$199,408	$(223,427)	$(663)	$(24,682)
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	33,778	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	157	-	-	157
Net loss (Unaudited)	-	-	-	-	-	-	-	(3,797)	-	(3,797)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(1,100)	(1,100)
Balance as of June 30, 2025 (Unaudited)	-	$-	-	$-	2,670,286	$-	$199,565	$(227,224)	$(1,763)	$(29,422)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended June 30, 2024
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of March 31, 2024	-	$-	-	$-	2,605,135	$-	$197,000	$(188,515)	$(2,406)	$6,079
Issuance of common stock for cash (Unaudited)	-	-	-	-	31,373	-	156	-	-	156
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	-	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	2,109	-	-	2,109
Net loss (Unaudited)	-	-	-	-	-	-	-	(11,273)	-	(11,273)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	50	50
Balance as of June 30, 2024 (Unaudited)	-	$-	-	$-	2,636,508	$-	$199,265	$(199,788)	$(2,356)	$(2,879)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in USD thousands, except share amounts)

	Six Months Ended June 30, 2025
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of December 31, 2024	-	$-	-	$-	2,636,508	$-	$199,015	$(220,153)	$(157)	$(21,295)
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	33,778	-	-	-	-	-
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	-	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	550	-	-	550
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	-	-	-	-
Net loss (Unaudited)	-	-	-	-	-	-	-	(7,071)	-	(7,071)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(1,606)	(1,606)
Balance as of June 30, 2025 (Unaudited)	-	$-	-	$-	2,670,286	$-	$199,565	$(227,224)	$(1,763)	$(29,422)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in USD thousands, except share amounts)

	Six Months Ended June 30, 2024
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of December 31, 2023	-	$-	-	$-	2,580,159	$-	$194,941	$(179,159)	$(2,334)	$13,448
Issuance of common stock (Unaudited)	-	-	-	-	56,349	-	282	-	-	282
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	-	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	4,042	-	-	4,042
Reclassification of private warrants (Unaudited)	-	-	-	-	-	-	-	-	-	-
Net loss (Unaudited)	-	-	-	-	-	-	-	(20,629)	-	(20,629)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(22)	(22)
Balance as of June 30, 2024 (Unaudited)	-	$-	-	$-	2,636,508	$-	$199,265	$(199,788)	$(2,356)	$(2,879)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Six months ended June 30, (Unaudited)
	2025	2024
Cash Flows from Operating Activities:
Net loss for the six months ended	$(7,071)	$(20,629)
Net loss from discontinued operations	-	(1,000)
Net loss from continuing operations	(7,071)	(19,629)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation of property and equipment	391	1,053
Amortization of intangible assets	14	2
Credit loss allowance	464	-
Provision for litigation expenses	1,034	4,871
Fair value gain of warrant liability	-	(59)
Stock-based compensation expense	550	4,042
Benefit for current and deferred income taxes	1	(55)
Net losses on disposal/write-offs of property, plant and equipment and intangible assets	-	12,733
Provision for inventories	(34)	239
Net periodic cost of defined benefit obligation	-	9
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	470	(586)
(Increase) in due from related parties	-	-
Decrease/(increase) in contract assets	6	9
Decrease/(increase) in inventories	42	(159)
Increase in prepaid expenses and other current assets	6	(444)
Decrease in other non-current assets	-	3
(Decrease)/increase in trade payables	524	1,744
(Decrease)/increase in due to related parties	82	(162)
(Decrease)/increase in deferred income from grants	1,310	(832)
Increase in loss contingency liability	172	292
(Decrease)/increase in contract liabilities	506	255
(Decrease)/increase in other current liabilities	374	(119)
Decrease in other long-term liabilities	-	-
Operating lease asset and liabilities	-	(7,208)
Net Cash provided by / (used in) Operating Activities from continuing operations	$(1,159)	$(4,001)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	300
Purchases of property and equipment	(5)	(28)
Purchases of intangible assets	(24)	-
Net Cash provided by / (used in) Investing Activities from continuing operations	$(29)	$272

Cash Flows from Financing Activities:
Issuance of common stock	-	282
Repayments of debt	(1,442)	-
Proceeds from borrowings	2,335	-
Net Cash provided by Financing Activities from continuing operations	$893	$282

Net decrease in cash and cash equivalents from continuing operations	$(295)	$(3,447)
Effect of exchange rate changes on cash and cash equivalents	(11)	(7)
Net cash provided by / (used in) discontinued operations:
Cash used in operating activities	-	(816)
Cash used in investing activities	-	-
Cash provided by financing activities	-	540
Net cash used in discontinued operations	-	(276)
Net decrease in cash and cash equivalents	(306)	(3,730)
Cash and cash equivalents at the beginning of the period	381	4,412
Cash and cash equivalents at the end of the period	$75	$682
Supplemental Cash Flow Information
Non-cash operating activities:
Transfer of loss contingency liability to other long-term liabilities	$5,203	$-

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the six months ended June 30, 2025, the Company used $1.2 million of cash from operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Furthermore, the Company has suffered recurring operating losses and has a negative net working capital position of $27.8 million as of June 30, 2025. In addition, as of the issuance date of these unaudited condensed consolidated financial statements the Company is overdue in a number of its obligations which could give the right to creditors at any time from the issuance date of these consolidated financial statements to raise legal action against the Company which in turn could potentially lead to liquidation action against the Company and/or its subsidiaries. The transition to profitability and positive cash flow is highly dependent upon the successful development, approval, and commercialization of the Company’s products and the achievement of a revenue level adequate to support its cost structure and the Company can give no assurances that this will occur. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of June 30, 2025, of $0.1 million is not sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding in the very near term, otherwise the Company may immediately substantially curtail or terminate its operations.

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

The Company did not apply any new accounting policies during the six-month period ended June 30, 2025 other than those noted below.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the six months ended June 30, 2025, and 2024, the Company recognized $10 thousand and $14 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. As of June 30, 2025, the Company has not received any settlement of the convertible bond and continues to fully reserve the Bond Loan as an expected credit loss. The Company did not recognize any unrealized gain / (loss) during the three and six months ended June 30, 2025, or 2024.

3. Related party disclosures

Balances with related parties

	June 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Due to related parties
Vassilios Gregoriou	$130	$125
Gary Herman	44	-
Emory S. De Castro	213	180
Total	$387	$305

The outstanding balances as of June 30, 2025, due to the Company’s executives and officers primarily relate to short-term promissory notes with the Company. The notes are due by August 31, 2026 and bear interest at a rate of 5.00% per annum. Emory S. De Castro’s balance of $213 thousand is comprised of $133 thousand related to the promissory note and $80 thousand relates to certain expenses paid for on behalf of the Company.

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

4. Accounts receivable, net

Accounts receivable consists of the following:

	June 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Accounts receivable from third party customers	$2,056	$2,799
Less: Allowance for credit losses	(1,989)	(1,837)
Accounts receivable, net	$67	$962

5. Inventories

Inventories consist of the following:

	June 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Raw materials and supplies	$5,206	$4,540
Work-in-process	-	-
Finished goods	50	229
Total	$5,256	$4,769
Provision for inventory	(5,256)	(4,761)
Total	$-	$8

The changes in the provision for inventory is as follows:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$(4,931)	$(5,176)	$(4,761)	$(5,018)
Additions during the period	34	-	34	(239)
Exchange differences	(359)	-	(529)	81
Balance at end of period	$(5,256)	$(5,176)	$(5,256)	$(5,176)

6. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

	June 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Prepaid insurance expenses	$233	$123
Prepaid research expenses	164	255
Other prepaid expenses	61	19
Total	$458	$397

Prepaid insurance expenses as of June 30, 2025 and December 31, 2024 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of June 30, 2025 mainly relate to prepayments for expenses related to research grants.

Prepaid research expenses as of December 31, 2024 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 17.

Other prepaid expenses as of June 30, 2025 and December 31, 2024 mainly include prepayments for professional fees and purchases, which also include costs to fulfill a contract with customers which are expected to be recognized within 2025, upon delivery of services to these customers.

Other current assets are analyzed as follows:

	June 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
VAT receivable	$11	$49
Grant receivable	40	36
Other receivables	246	237
Total	$297	$322

7. Intangible Assets

Information regarding our intangible assets, including assets recognized from our acquisitions, as of June 30, 2025 and December 31, 2024 is as follows:

	As of June 30, 2025 (Unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Finite-lived intangible assets:
Software	300	(201)	-	99
Total intangible assets	$300	$(201)	$-	$99

	As of December 31, 2024
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Finite-lived intangible assets:
Software	250	(165)	-	85
Total intangible assets	$250	$(165)	$-	$85

The Company recorded additions to indefinite-lived intangible assets of $0 thousand and $24 thousand for software during the three and six months ended June 30, 2025, respectively.

The Company did not record any additions to indefinite-lived intangible assets during the three and six months ended June 30, 2024.

The amortization expense for the intangible assets for the three months ended June 30, 2025 and 2024 was $7.0 thousand and $1.0 thousand, respectively.

The amortization expense for the intangible assets for the six months ended June 30, 2025 and 2024 was $14.0 thousand and $2.0 thousand, respectively.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of June 30, 2025 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2025	$21
2026	22
2027	14
2028	14
2029	14
Thereafter	14
Total	$99

8. Property, plant and equipment, net

The Company’s property, plant and equipment, net, consisted of the following:

	June 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Land, Buildings & Leasehold Improvements	$964	$865
Machinery	5,008	4,512
Equipment	1,817	1,747
	$7,789	$7,124
Less: accumulated depreciation	(3,244)	(102)
Less: impairment	-	(2,384)
Total	$4,545	$4,638

During the three and six months ended June 30, 2025, additions to property, plant and equipment of nil and $5 thousand for equipment, respectively.

During the three and six months ended June 30, 2024, additions to property, plant and equipment of nil and $28 thousand, respectively, for equipment.

During the three and six months ended June 30, 2025, the Company did not dispose of any property, plant and equipment.

During the three and six months ended June 30, 2024, the Company disposed of leasehold improvements, sold machinery and disposed of other equipment for with an aggregate net book value of $13.6 million for net proceeds of $0.9 million resulting in a loss of $12.7 million.

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

Depreciation expense during the three and six months ended June 30, 2025 was $0.2 million and $0.4 million, respectively. Depreciation expense during the three and six months ended June 30, 2024 was $0.2 million and $0.4 million, respectively.

The Company has a short-term loan payable which is partially collateralized with the Company’s property, plant and equipment, refer to Note 13.

9. Other non-current assets

Other non-current assets as of June 30, 2025 are comprised of advances to suppliers for the acquisition of fixed assets of $0.1 million and guarantees to suppliers of $0.2 million.

Other non-current assets as of December 31, 2024 are comprised of advances to suppliers for the acquisition of fixed assets of $0.1 million and guarantees to suppliers of $0.2 million.

10. Trade and other payables

Trade and other payables as of June 30, 2025 and December 31, 2024 include balances of suppliers and consulting service providers of $18.9 million and $16.7 million, respectively.

11. Other current liabilities

As of June 30, 2025 and December 31, 2024, other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Accrued expenses(1)	$320	$388
Other short-term payables	1,842	1,303
Taxes and duties payable	302	330
Social security funds	226	189
Fischer settlement – current liability	411	-
Total	$3,101	$2,210

Other short-term payables largely consist of salary payable to the Company’s officers who have not received a salary payment since May 2024.

(1)	Accrued expenses are analyzed as follows:

	June 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Accrued expenses for legal and consulting fees	$50	$183
Other accrued expenses	270	205
Total	$320	$388

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

Rental expense for all operating leases was $0.1 million and $0.2 million for the three months ended June 30, 2025, and 2024, respectively.

Rental expense for all operating leases was $0.1 million and $0.7 million for the six months ended June 30, 2025, and 2024, respectively.

As of June 30, 2025, and December 31, 2024, the right of use assets, net associated with operating leases was $0.2 million and $0.3 million, respectively.

As of June 30, 2025, undiscounted maturities of operating lease liabilities remaining are as follows (amounts in thousands):

Operating Leases
Fiscal Year Ended December 31,
2025	$118
2026	124
2027	19
2028	-
2029	-
Thereafter	-
Total undiscounted lease payments	$261
Less: imputed interest	(46)
Total discounted lease payments	$215
Less: current portion	(151)
Long-term lease liabilities	$64

13. Short-term loan payable

On November 5, 2024, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company borrowed $594 thousand, net of fees paid to the lenders of $66 thousand. The Company is required to make weekly payments of approximately $31 thousand through maturity on June 19, 2025. The effective interest rate is 292.82% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company may pay off the loan 30 days after funding for $792 thousand and 60 days after funding for $858 thousand. The Company paid off and refinanced the term loan on April 15, 2025.

On April 15, 2025, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company entered into a term loan for $870 thousand. The Company received net proceeds of $443 thousand, net of fees paid to the lenders of $87 thousand and its outstanding unpaid balance of the term loan dated November 5, 2024 of $340 thousand. The Company is required to make weekly payments of approximately $37 thousand through maturity on December 18, 2025. The effective interest rate is 250.67% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company paid off and refinanced the term loan on June 20, 2025.

On June 20, 2025, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company entered into a term loan for $1.465 million. The Company received net proceeds of $221 thousand, net of fees paid to the lenders of $147 thousand and its outstanding unpaid balance of the term loan dated April 15, 2025 of $1.1 million. The Company is required to make weekly payments of $45-66 thousand through maturity on February 27, 2026. The effective interest rate is 206% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company has made repayments totaling $45 thousand during the six months ended June 30, 2025.

The loans are collateralized with all of the Company’s goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles (including intellectual property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other collateral accounts, all certificates of deposit, fixtures, letters of credit rights (whether or not the letter of credit is evidenced by a writing), securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located; and all of the Company’s books and records relating to the foregoing, and any and all claims, rights and interests in any of the above and all substitutions for, additions, attachments, accessories, accessions and improvements to and replacements, products, proceeds and insurance proceeds of any or all of the foregoing.

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

As of June 30, 2025 and December 31, 2024, the Company had an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2025, an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

15. Stockholders’ Equity

Shares Authorized

As of June 30, 2025, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

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

As of June 30, 2025 and December 31, 2024, there were 2,670,286 and 2,636,508 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

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

During the six months ended June 30, 2024, the Company issued and sold an aggregate of 56,349 shares of common stock under the ATM Offering.

Public Warrants

In connection with the Business Combination, the Company assumed the Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 735,069 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 760 shares at $345.00 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 760 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. Following these exercises, as of June 30, 2025, the Company’s Public Warrants amounted to 813,314.

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

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. The Company did not grant Stock Options during the six months ended June 30, 2025.

Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.1 million and $0.2 million in respect of Stock Options granted, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively. The Company recognized compensation cost of $0.7 million and $1.4 million in respect of Stock Options granted, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the three months ended June 30, 2025:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	10,327	$225.86
Vested	(5,892)	$305.51
Forfeited	(238)	$95.44
Unvested as of June 30, 2025	4,197	$87.36

As of June 30, 2025, there was $0.1 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $0.1 million and $0.3 million in respect of RSUs, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively. The Company recognized compensation cost of $1.4 million and $2.7 million in respect of RSUs, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024, respectively. The Company also has a policy of accounting for forfeitures when they occur. The Company did not grant RSUs during the six months ended June 30, 2025.

The following table summarizes the activities for our unvested RSUs for the three months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	10,327	$245.33
Vested	(5,892)	$305.92
Forfeited	(238)	$146.55
Unvested as of June 30, 2025	4,197	$117.95

As of June 30, 2025, there was $0.2 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

16. Revenue

Revenue is analyzed as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in thousands)	2025	2024	2025	2024
Sales of goods	$72	$654	$78	$2,274
Sales of services	27	-	153	1,118
Total revenue from contracts with customers	$99	$654	$231	$3,392

The timing of revenue recognition is analyzed as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in thousands)	2025	2024	2025	2024
Timing of revenue recognition
Revenue recognized at a point in time	$72	$654	$78	$2,274
Revenue recognized over time	27	-	153	1,118
Total revenue from contracts with customers	$99	$654	$231	$3,392

As of June 30, 2025 and December 31, 2024, Advent recognized contract assets of $617 thousand and $623 thousand, respectively, on the consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, Advent recognized contract liabilities of $3.7 million and $3.2 million, respectively, in the consolidated balance sheets. During the three and six months ended June 30, 2025, the Company did not recognize any in revenue.

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

Expenses from Collaborative Arrangements

For the three and six months ended June 30, 2024, an amount of $0.1 million and $0.1 million has been recognized in research and development expenses on the unaudited condensed consolidated statements of operations, respectively.

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

During the three and six months ended June 30, 2025, the Company recorded income tax expense of nil and $(1.0) thousand, respectively. During the three and six months ended June 30, 2024, the Company recorded income tax benefit of nil and $0.1 million, respectively, mainly related to net operating loss carryforwards.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company provides a valuation allowance to offset deferred tax assets for net operating losses incurred during the year and for other deferred tax assets where, in the Company’s opinion, it is more likely than not that the financial statement benefit of these losses will not be realized. As of June 30, 2025 and December 31, 2024, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards.

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

The table below is a summary of the segment net loss from continuing operations before income taxes, including significant segment expenses:

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2025	2024	2025	2024
Revenue, net	$99	$654	$231	$3,392
Cost of revenues	(392)	(83)	(704)	(560)
Gross loss	(293)	571	(473)	2,832
Income from grants	1	424	43	1,262
Research and development expenses	(342)	(695)	(698)	(2,110)
Administrative and selling expenses	(1,956)	2,374	(4,206)	(3,819)
Sublease income	-	-	-	145
Amortization of intangibles	(7)	(1)	(14)	(2)
Credit loss – customer contracts	(328)	-	(515)	-
Impairment losses	-	-	-	-
Operating loss	(2,925)	2,673	(5,863)	(1,692)
Fair value change of warrant liability	-	-	-	59
Finance income / (expenses), net	(325)	(54)	(569)	(286)
Foreign exchange gains / (losses), net	293	(156)	394	(165)
Loss contingency	(840)	36	(1,034)	(4,871)
Net gains / (losses) on disposal/write-offs of property, plant and equipment and intangible assets	-	(12,714)	-	(12,735)
Other income / (expenses), net	-	2	2	6
Segment and consolidated net loss before income taxes	$(3,797)	$(10,213)	$(7,070)	$(19,684)

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in thousands)	2025	2024	2025	2024
North America	$10	$649	$135	$3,217
Europe	89	5	96	175
Total net sales	$99	$654	$231	$3,392

20. Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of June 30, 2025, that is considered probable or reasonably possible, with the following exceptions:

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

Litigation with F.E.R. fischer Edelstahlrohre GmbH

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021, whereby the Company acquired SerEnergy and FES on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. The award in favor of F.E.R. is in the amount of approximately €4.5 million euro. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. On July 1, 2025, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with F.E.R.. Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay F.E.R. €5,366,625.55 with such payment to be made in monthly installments of €35 thousand beginning on September 1, 2025. The Company will be entitled to a reduced settlement amount totaling €4,366,625.55 if payment is made by no later than June 30, 2026. In exchange for such reduced settlement amount, both Parties agreed to a mutual release of claims against the other Party. During the six months ended June 30, 2025, the Company recorded an additional loss of $1 million due to $0.5 million of interest expense, $0.3 million of legal fees and the remainder is due to foreign exchange differences. In connection with the Settlement Agreement, the Company reclassed $410 thousand and $5,922 thousand from loss contingency to other current liabilities and other long-term liabilities, respectively.

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

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of June 30, 2025 and December 31, 2024, the Company did not hold any letters of guarantee.

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

In June 2022, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and Shin-Etsu Polymer Singapore Pte, Ltd (“Shin-Etsu”), in its capacity as Seller. The supply agreement provides for the purchase by the Company of 318,400 pieces (Minimum Quantity) of bipolar plates from Shin-Etsu during the contract duration from June 1, 2022 until June 30, 2024. In May 2023, the Company amended the supply agreement with Shin-Etsu to reduce the Minimum Quantity of bipolar plates to 75,400 pieces. In January 2024, the Company amended the supply agreement with Shin-Etsu to shift the timing of the monthly minimum requirements and extend the agreement until September 2024. The Company has not made any purchases under the amended agreement in 2024, the contract is currently on hold pending negotiations with Shin Etsu. Under the contract, Shin-Etsu can claim Advent to buy the remaining purchase requirement of 57,600 pieces with the agreed purchases by the end of September 2024.

The Company has not accrued for these unrecognized commitment obligations as of December 31, 2024, and June 30, 2025.

21. Net loss per share

Net loss per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	(3,797)	(10,213)	(7,071)	(19,629)
Net loss from discontinued operations	-	(1,060)	-	(1,000)
Net loss	$(3,797)	$(11,273)	$(7,071)	$(20,629)
Denominator:
Basic weighted average number of shares	2,665,089	2,634,179	2,653,490	2,609,549
Diluted weighted average number of shares	2,665,089	2,634,179	2,653,490	2,609,549
Net loss per share:
Basic loss per share from continuing operations	(1.42)	(3.88)	(2.66)	(7.52)
Basic loss per share from discontinued operations	N/A	(0.40)	N/A	(0.38)
Basic loss per share	(1.42)	(4.28)	(2.66)	(7.91)
Diluted loss per share from continuing operations	(1.42)	(3.88)	(2.66)	(7.52)
Diluted loss per share from discontinued operations	N/A	(0.40)	N/A	(0.38)
Diluted loss per share	(1.42)	(4.28)	(2.66)	(7.91)

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

As the Company incurred losses for the three months ended June 30, 2025 and 2024, the effect of including any potential shares of Common Stock in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

22. Discontinued Operations

The following table summarizes the Company’s loss from discontinued operations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2025	2024	2025	2024
Revenue, net	$-	$151	$-	$864
Cost of revenues	-	(72)	-	(614)
Gross profit (loss)	-	79	-	250
Income from grants	-	253	-	852
Research and development expenses	-	(2,892)	-	(2,892)
Administrative and selling expenses	-	(8,747)	-	(9,456)
Other income/(expenses), net	-	10,247		10,246
Operating income/(loss)	-	(1,060)	-	(1,000)
Income/(loss) before income tax	-	-	-	-
Income/(loss) from discontinued operations	-	(1,060)	-	(1,000)

Other comprehensive income/(loss) from discontinued operations	-	-	-	35
Comprehensive income/(loss) from discontinued operations	-	(1,060)	-	(965)

23. Subsequent Events

On July 17, 2025, the Company agreed with the bankruptcy trustee of Advent Technologies A/S to settle an outstanding claim of €10.4 million ($12.2 million) against Advent Technologies, GmbH for €100 thousand ($119 thousand) which was required to be paid by July 31, 2025. The outstanding claim of $12.2 million is included in trade and other payables as of June 30, 2025.

On August 6, 2025, the Company entered into a new enhanced license agreement with Triad National Security, LLC for the Ion Pair technology originally developed at Los Alamos National Laboratory. In the new enhanced license, the Company acquired exclusivity to the technology in the marine, aviation, and portable power fields while retaining its non-exclusive rights in all other fields.

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

Business Developments

Term loan agreements with Agile Lending, LLC

On November 5, 2024, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company borrowed $594 thousand, net of fees paid to the lenders of $66 thousand. The Company is required to make weekly payments of approximately $31 thousand through maturity on June 19, 2025. The effective interest rate is 292.82% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company paid off and refinanced the term loan on April 15, 2025.

On April 15, 2025, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company entered into a term loan for $870 thousand. The Company received net proceeds of $443 thousand, net of fees paid to the lenders of $87 thousand and its outstanding unpaid balance of the term loan dated November 5, 2024 of $340 thousand. The Company is required to make weekly payments of approximately $37 thousand through maturity on December 18, 2025. The effective interest rate is 250.67% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company paid off and refinanced the term loan on June 20, 2025.

On June 20, 2025, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company entered into a term loan for $1.465 million. The Company received net proceeds of $221 thousand, net of fees paid to the lenders of $147 thousand and its outstanding unpaid balance of the term loan dated April 15, 2025 of $1.1 million. The Company is required to make weekly payments of $45-66 thousand through maturity on February 27, 2026. The effective interest rate is 206% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company has made repayments totaling $45 thousand during the six months ended June 30, 2025.

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

In December 2023, Advent secured a new $2.8 million contract with the US DoD. Under this new defense contract which comes under the umbrella of the Envision Innovative Solutions (“EIS’’), Advent will develop advanced manufacturing processes to enable a substantial increase in the production capacity while maintaining quality of the HB50 system. This new project is aligned with Advent’s and the US DoD’s shared objective to strengthen their long-term collaboration and transform HB50 into a portable and clean source of power. In August 2025, Advent and EIS adjusted the scope of the contract to $2.15 million with the US DoD.

As of June 30, 2025, Advent continues to work with the US DoD to advance the HB50 technology.

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

Additionally, on October 18, 2024, we received a letter from Nasdaq notifying the Company that since the Company’s Form 10-Q for the period ended June 30, 2024, reported stockholders’ equity of ($2,879,000), and as of the date of such letter the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, the Company is no longer in compliance with Nasdaq’s Listing Rule requiring the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. The Company thereafter submitted its plan to Nasdaq to regain compliance with the continued listing requirements and as of Q3 2025 continues to undertake remedial measures to correct the deficiency in its stockholders’ equity.

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

Arbitration Award

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021, whereby the Company acquired SerEnergy and FES on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. The award in favor of F.E.R. is in the amount of approximately €4.5 million euro. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. On July 1, 2025, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with F.E.R.. Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay F.E.R. €5,366,625.55 with such payment to be made in monthly installments of €35 thousand beginning on September 1, 2025. The Company will be entitled to a reduced settlement amount totaling €4,366,625.55 if payment is made by no later than June 30, 2026. In exchange for such reduced settlement amount, both Parties agreed to a mutual release of claims against the other Party.

Key Factors Affecting Our Results

Advent believes that its performance and future success depend on several factors that present significant opportunities for Advent but also pose risks and challenges, including those discussed below.

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of June 30, 2025, Advent was still generating a low level of revenues compared to its future projections.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to nil and $0.1 million for the three and six months ended June 30, 2025 and 2024, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

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

Income taxes

During the three and six months ended June 30, 2025, the Company recorded income tax expense of nil and $(1) thousand. During the three and six months ended June 30, 2024, the Company recorded income tax benefit of nil and $0.1 million, respectively, mainly related to net operating loss carryforwards.

As of June 30, 2025 and December 31, 2024, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2025 and 2024, and the changes between periods.

	Three months ended June 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2025	2024	$ change	% change
Revenue, net	$99	$654	$(555)	(84.9)%
Cost of revenues	(392)	(83)	(309)	372.3%
Gross profit / (loss)	(293)	571	(864)	(151.3)%
Income from grants	1	424	(423)	(99.8)%
Research and development expenses	(342)	(695)	353	(50.8)%
Administrative and selling expenses	(1,956)	2,374	(4,330)	(182.4)%
Amortization of intangibles	(7)	(1)	(6)	600.0%
Credit loss – customer contracts	(328)	-	(328)	N/A
Operating loss	(2,925)	2,673	(5,598)	(209.4)%
Finance income / (expenses), net	(325)	(54)	(271)	501.9%
Foreign exchange gains / (losses), net	293	(156)	449	(287.8)%
Loss contingency	(840)	36	(876)	(2,433.3)%
Net gains / (losses) on disposal/write-off property, plant and equipment and intangible assets	-	(12,714)	12,714	(100.0)%
Other income / (expenses), net	-	2	(2)	(100.0)%
Loss before income tax	(3,797)	(10,213)	6,416	(62.8)%
Income tax (expense)	-	-	-	N/A
Net loss from continuing operations	$(3,797)	$(10,213)	$6,416	(62.8)%
Income (loss) from discontinued operations	-	(1,060)	1,060	(100.0)%
Net loss	(3,797)	(11,273)	7,476	(66.3)%
Net loss per share
Basic loss per share from continuing operations	(1.42)	(3.88)	2.46	N/A
Basic loss per share from discontinued operations	N/A	(0.40)	0.40	N/A
Basic loss per share	(1.42)	(4.28)	2.86	N/A
Basic weighted average number of shares	2,665,089	2,634,179	N/A	N/A
Diluted loss per share from continuing operations	(1.42)	(3.88)	2.46	N/A
Diluted loss per share from discontinued operations	N/A	(0.40)	0.40	N/A
Diluted loss per share	(1.42)	(4.28)	2.86	N/A
Diluted weighted average number of shares	2,665,089	2,634,179	N/A	N/A

Revenue, net

Our total revenue decreased by approximately $0.6 million from approximately $0.7 million in the three months ended June 30, 2024 to approximately $0.1 million in the three months ended June 30, 2025. The decrease was driven by an increase in contract liabilities related to our services provided under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) in the three months ended June 30, 2025 which are expected to be delivered later in 2025.

Cost of Revenues

Cost of revenues increased by approximately $0.3 million from approximately $0.1 million in the three months ended June 30, 2024 to approximately $0.4 million in the three months ended June 30, 2025. The increase in cost of revenues was related to an increase in fixed costs during the period.

Income from Grants

Our income from grants decreased by approximately $0.4 million from approximately $0.4 million in the three months ended June 30, 2024 to approximately $1 thousand in the three months ended June 30, 2025. The decrease was driven by an increase in deferred revenue from grants in the three months ended June 30, 2025 which is expected to be recognized later in 2025.

Research and Development Expenses

Research and development expenses were approximately $0.3 million and $0.7 million in the three months ended June 30, 2025 and 2024, respectively, primarily related to internal research and development costs.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $2.0 million in the three months ended June 30, 2025, and a $2.4 million reversal in the three months ended June 30, 2024.

Credit Loss – Customer Contracts

We recognized credit losses on customer contracts of $0.3 million during the three months ended June 30, 2025, which was an increase of $0.3 million from June 30, 2024.

Finance income / (expenses), net

The Company accrued interest expense of $(0.3) million related to the short term note payable and the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the three months ended June 30, 2025.

The Company accrued interest expense of $(0.1) million related to the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the three months ended June 30, 2024.

Loss contingency

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. On July 1, 2025, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with F.E.R.. Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay F.E.R. €5,366,625.55 with such payment to be made in monthly installments of €35 thousand beginning on September 1, 2025. The Company will be entitled to a reduced settlement amount totaling €4,366,625.55 if payment is made by no later than June 30, 2026. In exchange for such reduced settlement amount, both Parties agreed to a mutual release of claims against the other Party. During the six months ended June 30, 2025, the Company recorded an additional loss of $1 million due to $0.5 million of interest expense, $0.3 million of legal fees and the remainder is due to foreign exchange differences.

Comparison of the Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2025 and 2024, and the changes between periods.

	Six months ended June 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2025	2024	$ change	% change
Revenue, net	$231	$3,392	$(3,161)	(93.2)%
Cost of revenues	(704)	(560)	(144)	25.7%
Gross profit / (loss)	(473)	2,832	(3,305)	(116.7)%
Income from grants	43	1,262	(1,219)	(96.6)%
Research and development expenses	(698)	(2,110)	1,412	(66.9)%
Administrative and selling expenses	(4,206)	(3,819)	(387)	10.1%
Sublease income	-	145	(145)	(100.0)%
Amortization of intangibles	(14)	(2)	(12)	600.0%
Credit loss – customer contracts	(515)	-	(515)	N/A
Operating loss	(5,863)	(1,692)	(4,171)	246.5%
Fair value change of warrant liability	-	59	(59)	100.0%
Finance income / (expenses), net	(569)	(286)	(283)	99.0%
Foreign exchange gains / (losses), net	394	(165)	559	(338.8)%
Loss contingency	(1,034)	(4,871)	3,837	(78.8)%
Net gains / (losses) on disposal/write-off property, plant and equipment and intangible assets	-	(12,735)	12,735	(100.0)%
Other income / (expenses), net	2	6	(4)	(66.7)%
Loss before income tax	(7,070)	(19,684)	12,614	(64.1)%
Income tax (expense)	(1)	55	(56)	(101.8)%
Net loss from continuing operations	$(7,071)	$(19,629)	$12,558	(64.0)%
Income (loss) from discontinued operations	-	(1,000)	1,000	(100.0)%
Net loss	$(7,071)	$(20,629)	$13,558	(65.7)%
Net loss per share
Basic loss per share from continuing operations	(2.66)	(7.52)	4.86	N/A
Basic loss per share from discontinued operations	N/A	(0.38)	0.38	N/A
Basic loss per share	(2.66)	(7.91)	5.25	N/A
Basic weighted average number of shares	2,653,490	2,609,549	N/A	N/A
Diluted loss per share from continuing operations	(2.66)	(7.52)	4.86	N/A
Diluted loss per share from discontinued operations	N/A	(0.38)	0.38	N/A
Diluted loss per share	(2.66)	(7.91)	5.25	N/A
Diluted weighted average number of shares	2,653,490	2,609,549	N/A	N/A

Revenue, net

Our total revenue decreased by approximately $3.2 million from approximately $3.4 million in the six months ended June 30, 2024 to approximately $0.2 million in the six months ended June 30, 2025. The decrease was driven by an increase in contract liabilities related to our services provided under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) in the six months ended June 30, 2025 which are expected to be delivered later in 2025.

Cost of Revenues

Cost of revenues increased by approximately $0.1 million from approximately $0.6 million in the six months ended June 30, 2024 to approximately $0.7 million in the six months ended June 30, 2025. The increase in cost of revenues was related to an increase in fixed costs during the period.

Income from Grants

Our income from grants decreased by approximately $1.2 million from approximately $1.3 million in the six months ended June 30, 2024 to approximately $0.1 million in the six months ended June 30, 2025. The decrease was driven by an increase in deferred revenue from grants in the six months ended June 30, 2025 which is expected to be recognized later in 2025.

Research and Development Expenses

Research and development expenses were approximately $0.7 million and $2.1 million in the six months ended June 30, 2025 and 2024, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $4.2 million in the six months ended June 30, 2025, and $3.8 million in the six months ended June 30, 2024.

Sublease income

The Company earned sublease income of $0.1 million in the six months ended 2024. The sublease was terminated in April 2024.

Credit Loss – Customer Contracts

We recognized credit losses on customer contracts of $0.5 million during the three months ended June 30, 2025, which was an increase of $0.5 million from June 30, 2024.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to nil and $0.1 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the six months ended June 30, 2025 and 2024, respectively.

Finance income / (expenses), net

The Company accrued interest expense of $(0.6) million related to the short term note payable and the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the six months ended June 30, 2025.

The Company accrued interest expense of $(0.3) million related to the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the six months ended June 30, 2024.

Loss contingency

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. On July 1, 2025, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with F.E.R.. Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay F.E.R. €5,366,625.55 with such payment to be made in monthly installments of €35 thousand beginning on September 1, 2025. The Company will be entitled to a reduced settlement amount totaling €4,366,625.55 if payment is made by no later than June 30, 2026. In exchange for such reduced settlement amount, both Parties agreed to a mutual release of claims against the other Party.

Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets

We recognized losses of $(12.7) million during the six months ended June 30, 2025, which is an increase of $(12.7) million from June 30, 2024. The losses primarily relate to the disposal of certain coating machines at the Hood Park facility and the termination of the Hood Park lease.

Liquidity and Capital Resources

At June 30, 2025 and for the six months then ended, the Company had $0.1 million in cash and cash equivalents, used $1.2 million of cash in operating activities, had $1.5 million in current assets and $29.4 million in current liabilities, leaving the Company a working capital deficit of $(27.8) million.

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

The following table sets forth a summary of our consolidated cash flows for the six months ended June 30, 2025 and 2024, and the changes between periods.

	Six Months Ended June 30, (Unaudited)
(Amounts in thousands)	2025	2024	$ change	% change
Net Cash used in Operating Activities	$(1,159)	$(4,001)	$2,842	(71.0)%

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	300	(300)	(100.0)%
Purchases of property and equipment	(5)	(28)	23	(82.1)%
Purchases of intangible assets	(24)	-	(24)	N/A
Net Cash provided by / (used in) Investing Activities	$(29)	$272	$(301)	(110.7)%

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and paid-in capital	-	282	(282)	(100.0)%
Repayments of debt	(1,442)	-	(1,442)	N/A
Proceeds from borrowings	2,335	-	2,335	N/A
Net cash provided by Financing Activities	$893	$282	$611	216.7%

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(295)	$(3,447)	$3,152	(91.4)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(11)	(7)	(4)	57.1%
Net cash provided by / (used in) discontinued operations:
Cash used in operating activities	-	(816)	816	(100.0)%
Cash provided by financing activities	-	540	(540)	(100.0)%
Net cash used in discontinued operations	-	(276)	276	(100.0)%
Net decrease in cash and cash equivalents	(306)	(3,730)	3,424	(91.8)%
Cash and cash equivalents at the beginning of period	381	4,412	(4,031)	(91.4)%
Cash and cash equivalents at the end of period	$75	$682	$(607)	(89.0)%

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

Net cash used in operating activities was approximately $(1.2) million and $(4.0) million for the six months ended June 30, 2025 and 2024, respectively, which related to outflows in connection with administrative and selling expenses, research and development expenses, and costs associated with insurances services and other personnel costs.

Cash Flows provided by / (used in) Investing Activities

Advent’s cash flows provided by / (used in) investing activities was approximately $(0.1) million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, and which mostly related to the acquisition and sale of plant and equipment, respectively.

Cash Flows provided by Financing Activities

Advent’s cash flows provided by financing activities was approximately $0.9 million for the six months ended June 30, 2025, which represents the net proceeds from borrowing.

Advent’s cash flows from financing activities was approximately $0.3 million for the six months ended June 30, 2024, which related to the net cash proceeds from the sale of shares under the Lincoln Park facility.

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of June 30, 2025 and December 31, 2024, Advent recognized contract assets of $0.6 million and $0.6 million, respectively, on the consolidated balance sheets.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of June 30, 2025 and December 31, 2024, Advent recognized contract liabilities of $3.7 million and $3.2 million, respectively, in the consolidated balance sheets.

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

For the six months ended June 30, 2025 and 2024, net income tax (expenses) benefits of $(1) thousand and $0.1 million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. Advent is subject to income tax examinations by major taxing authorities.

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

Warrant Liability

Advent accounts for the 878,985 warrants (comprising of 813,314 Public Warrants and 65,671 Private Placement Warrants) issued in connection with the initial public offering and the 13,333 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, we classify these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the six months ended June 30, 2025 and 2024.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended June 30, 2025 and 2024.

EBITDA and Adjusted EBITDA	Three months ended June 30, (Unaudited)			Six months ended June 30, (Unaudited)
(in Millions of US dollars)	2025	2024	$ change	2025	2024	$ change
Net loss from continuing operations	$(3.80)	$(10.21)	6.41	$(7.07)	$(19.63)	12.56
Depreciation of property and equipment	$0.20	$-	0.20	$0.39	$0.69	(0.30)
Amortization of intangibles	$-	$-	-	$0.01	$-	0.01
Finance income / (expenses), net	$0.33	$0.06	0.27	$0.57	$0.29	0.28
Loss contingency	$0.84	$(0.04)	0.88	$1.03	$4.87	(3.84)
Net gains / (losses) on disposal/write-off property, plant and equipment and intangible assets	$-	$12.72	(12.72)	$-	$12.74	(12.74)
Other income / (expenses), net	$-	$(0.01)	0.01	$-	$(0.01)	0.01
Foreign exchange differences, net	$(0.29)	$0.16	(0.45)	$(0.39)	$0.17	(0.56)
Income taxes	$-	$-	-	$-	$(0.06)	0.06
EBITDA	$(2.72)	$2.68	(5.40)	$(5.46)	$(0.94)	(4.52)
Net change in warrant liability	$-	$-	-	$-	$(0.06)	0.06
Adjusted EBITDA	$(2.72)	$2.68	(5.40)	$(5.46)	$(1.00)	(4.46)

Adjusted Net Loss from continuing operations

This supplemental non-GAAP measure is provided to assist readers in determining our financial performance. We believe this measure is useful in assessing our actual performance by adjusting our results from continuing operations for changes in warrant liability and one-time transaction costs. Adjusted Net Loss from continuing operations differs from the most comparable GAAP measure, net loss, primarily because it does not include one-time transaction costs, asset impairment charges and warrant liability changes. The following table shows a reconciliation of net income/(loss) for three months ended June 30, 2025 and 2024.

Adjusted Net Loss	Three months ended June 30, (Unaudited)			Six months ended June 30, (Unaudited)
(in Millions of US dollars)	2025	2024	$ change	2025	2024	$ change
Net loss	$(3.80)	$(10.21)	6.41	$(7.07)	$(19.63)	12.56
Net change in warrant liability	$-	$-	-	$-	$(0.06)	0.06
Adjusted Net Loss	$(3.80)	$(10.21)	6.41	$(7.07)	$(19.69)	12.62

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of June 30, 2025, Advent had an unrestricted cash balance of approximately $0.1 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent has short-term debt of $1.5 million.

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

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q, management identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our Chief Executive Officer (currently also serving as Interim Chief Financial Officer) has concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment and the evaluation of those criteria, management, including our Chief Executive Officer (currently also serving as Interim Chief Financial Officer), concluded that our internal control over financial reporting was not effective as of June 30, 2025, due to the material weaknesses described below.

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

Remediation Plan

Following the identification of the material weaknesses in our internal control over financial reporting as of June 30, 2025, and with the oversight of the Audit Committee of our Board of Directors, we will commence remediation efforts to enhance our control environment.

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

Except as otherwise noted above and also under “Remediation Plan,” including the on-going remediation efforts described, there were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented

PART II—OTHER INFORMATION

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

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021, whereby the Company acquired SerEnergy and FES on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. The award in favor of F.E.R. is in the amount of approximately €4.5 million euro. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. On July 1, 2025, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with F.E.R.. Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay F.E.R. €5,366,625.55 with such payment to be made in monthly installments of €35 thousand beginning on September 1, 2025. The Company will be entitled to a reduced settlement amount totaling €4,366,625.55 if payment is made by no later than June 30, 2026. In exchange for such reduced settlement amount, both Parties agreed to a mutual release of claims against the other Party.

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

Date: August 12, 2025	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Gary Herman
Gary Herman
Interim Chief Financial Officer