Form 10-Q
period 2025-09-30
ADVENT TECHNOLOGIES HOLDINGS, INC.
filed 2025-11-17
CIK 1744494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38742

Advent Technologies Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-0982969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5637 La Ribera St., Suite A Livermore, CA	94550
(Address of principal executive offices)	(Zip code)

(925) 455-9400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADNH	Over The Counter (OTC) Market
Warrants	ADNHW	Over The Counter (OTC) Market

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

As of November 14, 2025, the registrant had 3,788,634 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in USD thousands, except share and per share amounts)

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$468	$381
Accounts receivable, net	87	962
Contract assets	617	623
Inventories	-	8
Prepaid expenses and Other current assets	620	719
Total current assets	1,792	2,693
Non-current assets:
Intangibles, net	92	85
Property and equipment, net	4,380	4,638
Right-of-use assets	177	274
Other non-current assets	235	317
Available for sale financial asset	-	-
Total non-current assets	4,884	5,314
Total assets	$6,676	$8,007

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Trade and other payables	$6,969	$16,730
Due to related parties	387	305
Deferred income from grants, current	1,233	396
Contract liabilities	4,147	3,187
Loss contingency liabilities	-	5,126
Other current liabilities	2,927	2,210
Operating lease liabilities	154	89
Short-term loan payable, net of discount	1,801	559
Income tax payable	192	170
Total current liabilities	17,810	28,772
Non-current liabilities:
Long-term operating lease liabilities	23	184
Defined benefit obligation	109	97
Deferred income from grants, non-current	748	248
Other long-term liabilities	5,769	1
Total non-current liabilities	6,649	530
Total liabilities	24,459	29,302

Commitments and contingent liabilities

Stockholders’ equity/(deficit)
Common stock ($0.0001 par value per share; Shares authorized: 500,000,000 at September 30, 2025 and December 31, 2024; Issued and outstanding: 3,291,634 and 2,636,508 at September 30, 2025 and December 31, 2024, respectively)	-	-
Preferred stock ($0.0001 par value per share; Shares authorized: 1,000,000 at September 30, 2025 and December 31, 2024; nil issued and outstanding at September 30, 2025 and December 31, 2024)	-	-
Additional paid-in capital	202,008	199,015
Accumulated other comprehensive loss	(1,192)	(157)
Accumulated deficit	(218,599)	(220,153)
Total stockholders’ equity/(deficit)	(17,783)	(21,295)
Total liabilities and stockholders’ equity/(deficit)	$6,676	$8,007

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in USD thousands, except share and per share amounts)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2025	2024	2025	2024
Revenue, net	$62	$128	$293	$3,520
Cost of revenues	(437)	(336)	(1,141)	(896)
Gross income (loss)	(375)	(208)	(848)	2,624
Income from grants	175	137	218	1,399
Research and development expenses	(229)	(411)	(927)	(2,521)
Administrative and selling expenses	(1,968)	(3,135)	(6,174)	(6,954)
Sublease income	-	-	-	145
Amortization of intangibles	(7)	(1)	(21)	(3)
Credit loss – customer contracts	30	(4,309)	(485)	(4,309)
Operating loss	(2,374)	(7,927)	(8,237)	(9,619)
Fair value change of warrant liability	-	-	-	59
Finance income / (expenses), net	(685)	(14)	(1,254)	(300)
Foreign exchange gains / (losses), net	(39)	(1,672)	355	(1,837)
Loss contingency	-	-	(1,034)	(4,871)
Net gains / (losses) on disposal/write-offs of property, plant and equipment and intangible assets	-	-	-	(12,735)
Other income / (expenses), net	11,723	(2)	11,725	4
Income (loss) before income tax	8,625	(9,615)	1,555	(29,299)
Income taxes	-	-	(1)	55
Net income (loss) from continuing operations	$8,625	$(9,615)	1,554	(29,244)
Income (loss) from discontinued operations	-	(8,907)	-	(9,907)
Net income (loss)	$8,625	$(18,522)	$1,554	$(39,151)
Net income (loss) per share
Basic income (loss) per share from continuing operations	3.06	(3.65)	0.57	(11.17)
Basic loss per share from discontinued operations	N/A	(3.38)	N/A	(3.78)
Basic income (loss) per share	3.06	(7.03)	0.57	(14.95)
Basic weighted average number of shares	2,819,633	2,636,508	2,709,480	2,618,601
Diluted income (loss) per share from continuing operations	2.92	(3.65)	0.56	(11.17)
Diluted loss per share from discontinued operations	N/A	(3.38)	N/A	(3.78)
Diluted income/(loss) per share	2.92	(7.03)	0.56	(14.95)
Diluted weighted average number of shares	2,955,457	2,636,508	2,758,176	2,618,601

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(Amounts in USD thousands)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2025	2024	2025	2024
Net income/(loss)	$8,625	$(18,522)	$1,554	$(39,151)
Other comprehensive loss, net of tax effect:
Foreign currency translation adjustment	571	(116)	(1,035)	(217)
Other comprehensive loss from continuing operations	571	(116)	(1,035)	(217)
Discounting operations:
Income / (loss) from discontinuing operations	-	(220)	-	(141)
Total other comprehensive loss	571	(336)	(1,035)	(358)
Comprehensive income/(loss)	$9,196	$(18,858)	$519	$(39,509)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended September 30, 2025
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of June 30, 2025 (unaudited)	-	$-	-	$-	2,670,286	$-	$199,565	$(227,224)	$(1,763)	$(29,422)
Issuance of common stock for cash (Unaudited)	-	-	-	-	490,000	-	1,249	-	-	1,249
Issuance of common stock in exchange for warrants (Unaudited)	-	-	-	-	131,348	-	721	-	-	721
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	127	-	-	127
Issuance of pre-funded warrants (Unaudited)	-	-	-	-	-	-	346	-	-	346
Net income (loss) (Unaudited)	-	-	-	-	-	-	-	8,625	-	8,625
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	571	571
Balance as of September 30, 2025 (Unaudited)	-	$-	-	$-	3,291,634	$-	$202,008	$(218,599)	$(1,192)	$(17,783)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in USD thousands, except share amounts)

	Three Months Ended September 30, 2024
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of June 30, 2024	-	$-	-	$-	2,636,508	$-	$199,265	$(199,788)	$(2,356)	$(2,879)
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	1,946	-	-	1,946
Disposal of subsidiaries (Unaudited)	-	-	-	-	-	-	-	-	1,717	1,717
Net loss (Unaudited)	-	-	-	-	-	-	-	(18,522)	-	(18,522)
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(336)	(336)
Balance as of September 30, 2024 (Unaudited)	-	$-	-	$-	2,636,508	$-	$201,211	$(218,310)	$(975)	$(18,074)

See accompanying notes to unaudited condensed consolidated financial statements.

ADVENT TECHNOLOGIES HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in USD thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Preferred Stock Series A		Preferred Stock Series Seed		Common Stock		Additional Paid-in	Accumulated	Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	OCI	(Deficit)
Balance as of December 31, 2024	-	$-	-	$-	2,636,508	$-	$199,015	$(220,153)	$(157)	$(21,295)
Issuance of common stock for cash (Unaudited)	-	-	-	-	490,000	-	1,249	-	-	1,249
Issuance of common stock in exchange for warrants (Unaudited)	-	-	-	-	131,348	-	721	-	-	721
Stock issued under stock compensation plan (Unaudited)	-	-	-	-	33,778	-	-	-	-	-
Stock based compensation expense (Unaudited)	-	-	-	-	-	-	677	-	-	677
Issuance of pre-funded warrants (Unaudited)	-	-	-	-	-	-	346	-	-	346
Net income (loss) (Unaudited)	-	-	-	-	-	-	-	1,554	-	1,554
Other comprehensive loss (Unaudited)	-	-	-	-	-	-	-	-	(1,035)	(1,035)
Balance as of September 30, 2025 (Unaudited)	-	$-	-	$-	3,291,634	$-	$202,008	$(218,599)	$(1,192)	$(17,783)

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

ADVENT TECHNOLOGIES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in USD thousands)

	Nine months ended September 30, (Unaudited)
	2025	2024
Cash Flows from Operating Activities:
Net loss for the nine months ended	$1,554	$(39,151)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss from discontinued operations	-	6,062
Depreciation of property and equipment	563	1,157
Amortization of intangible assets	21	3
Credit loss allowance	485	4,309
Provision for litigation expenses	1,034	4,871
Fair value gain of warrant liability	-	(59)
Stock-based compensation expense	677	5,988
Issuance of pre-funded warrants	721	-
Benefit for current and deferred income taxes	-	(55)
Net losses on disposal/write-offs of property, plant and equipment and intangible assets	-	12,735
Provision for inventories	(45)	250
Net periodic cost of defined benefit obligation	-	14
Gain on settlement of payable	(11,669)	-
Accretion of discount on debt	303	-
Changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	896	3,054
(Increase) in due from related parties	-	-
Decrease/(increase) in contract assets	6	9
Decrease/(increase) in inventories	53	(149)
Increase in prepaid expenses and other current assets	147	637
Decrease in other non-current assets	83	(2,751)
(Decrease)/increase in trade payables	1,243	12,117
(Decrease)/increase in due to related parties	82	253
(Decrease)/increase in deferred income from grants	1,194	(837)
Increase in loss contingency liability	231	292
(Decrease)/increase in contract liabilities	927	812
(Decrease)/increase in other current liabilities	599	735
Operating lease asset and liabilities	-	(7,208)
Net Cash provided by / (used in) Operating Activities from continuing operations	$(895)	$3,088

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	300
Purchases of property and equipment	(6)	(28)
Purchases of intangible assets	(24)	-
Net Cash provided by / (used in) Investing Activities from continuing operations	$(30)	$272

Cash Flows from Financing Activities:
Issuance of common stock	1,249	282
Repayments of debt	(2,032)	-
Proceeds from borrowings	2,901	-
Net Cash provided by Financing Activities from continuing operations	$2,118	$282

Net decrease in cash and cash equivalents from continuing operations	$1,193	$3,642
Effect of exchange rate changes on cash and cash equivalents	(1,106)	274
Net cash provided by / (used in) discontinued operations:
Cash used in operating activities	-	(8,317)
Cash used in investing activities	-	-
Cash provided by financing activities	-	543
Net cash used in discontinued operations	-	(7,774)
Net decrease in cash and cash equivalents	87	(3,858)
Cash and cash equivalents at the beginning of the period	381	4,050
Cash and cash equivalents at the end of the period	$468	$192
Supplemental Cash Flow Information
Cash activities:
Interest paid	$459	$-
Non-cash operating activities:
Transfer of loss contingency liability to other long-term liabilities	$5,203	$-
Non-cash Financing Activities:
Issuance of common stock and paid-in capital	$-	$769
Relative fair value of warrants granted with debt	$346	$-

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

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date that the unaudited condensed consolidated financial statements are issued. The Company’s ability to meet its liquidity needs will largely depend on its ability to generate cash in the future. During the nine months ended September 30, 2025, the Company used $0.9 million of cash from operating activities, and the Company’s ability to generate cash in the future is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Furthermore, the Company has suffered recurring operating losses and has a negative net working capital position of $16.0 million as of September 30, 2025. In addition, as of the issuance date of these unaudited condensed consolidated financial statements the Company is overdue in a number of its obligations which could give the right to creditors at any time from the issuance date of these consolidated financial statements to raise legal action against the Company which in turn could potentially lead to liquidation action against the Company and/or its subsidiaries. The transition to profitability and positive cash flow is highly dependent upon the successful development, approval, and commercialization of the Company’s products and the achievement of a revenue level adequate to support its cost structure and the Company can give no assurances that this will occur. Based on the Company’s current operating plan, the Company believes that its cash and cash equivalents as of September 30, 2025, of $0.4 million is not sufficient to fund operations and capital expenditures for the twelve months following the filing of this Quarterly Report on Form 10-Q, and the Company will need to obtain additional funding in the very near term, otherwise the Company may immediately substantially curtail or terminate its operations.

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

The Company did not apply any new accounting policies during the nine-month period ended September 30, 2025 other than those noted below.

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

The Company classifies the Bond Loan as an available for sale financial asset on the consolidated balance sheets. The Company recognizes interest income within the consolidated statement of operations. For the nine months ended September 30, 2025, and 2024, the Company recognized $10 thousand and $14 thousand of interest income related to the Bond Loan within the consolidated statements of operations, respectively.

The Company initially measured the available for sale Bond Loan at the transaction price plus any applicable transaction costs. The Bond Loan is remeasured to its fair value at each reporting period and upon settlement. The estimated fair value of the Bond Loan is determined using Level 3 inputs by using a discounted cash flow model. The change in fair value is recognized within the consolidated statements of comprehensive loss. As of September 30, 2025, the Company received $30 thousand with the remaining $323 thousand past due and fully reserved as an expected credit loss. The Company did not recognize any unrealized gain / (loss) during the three and nine months ended September 30, 2025, or 2024.

3. Related party disclosures

Balances with related parties

	September 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Due to related parties
Vassilios Gregoriou	$131	$125
Gary Herman	21	-
Emory S. De Castro	235	180
Total	$387	$305

The outstanding balances as of September 30, 2025, due to the Company’s executives and officers primarily relate to short-term promissory notes with the Company. The notes are due by August 31, 2026 and bear interest at a rate of 5.00% per annum. Emory S. De Castro’s balance of $235 thousand is comprised of $135 thousand related to the promissory note and $100 thousand relates to certain expenses paid for on behalf of the Company.

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

4. Accounts receivable, net

Accounts receivable consists of the following:

	September 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Accounts receivable from third party customers	$334	$2,799
Less: Allowance for credit losses	(247)	(1,837)
Accounts receivable, net	$87	$962

5. Inventories

Inventories consist of the following:

	September 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Raw materials and supplies	$5,203	$4,540
Work-in-process	-	-
Finished goods	50	229
Total	$5,253	$4,769
Provision for inventory	(5,253)	(4,761)
Total	$-	$8

The changes in the provision for inventory is as follows:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
(Amounts in thousands)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balance at beginning of period	$(5,256)	$(5,175)	$(4,761)	$(5,018)
Additions during the period	10	(11)	44	(250)
Exchange differences	(7)	(176)	(536)	(94)
Balance at end of period	$(5,253)	$(5,362)	$(5,253)	$(5,362)

6. Prepaid expenses and other current assets

Prepaid expenses are analyzed as follows:

	September 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Prepaid insurance expenses	$145	$123
Prepaid research expenses	117	255
Other prepaid expenses	33	19
Total	$295	$397

Prepaid insurance expenses as of September 30, 2025 and December 31, 2024 mainly include prepayments to insurers for directors’ and officers’ insurance services for liabilities that may arise in their capacity as directors and officers of a public entity.

Prepaid research expenses as of September 30, 2025 mainly relate to prepayments for expenses related to research grants.

Prepaid research expenses as of December 31, 2024 mainly relate to prepayments for expenses under the Cooperative Research and Development Agreement as discussed in Note 17.

Other prepaid expenses as of September 30, 2025 and December 31, 2024 mainly include prepayments for professional fees and purchases, which also include costs to fulfill a contract with customers which are expected to be recognized within 2025, upon delivery of services to these customers.

Other current assets are analyzed as follows:

	September 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
VAT receivable	$26	$49
Grant receivable	41	36
Other receivables	258	237
Total	$325	$322

7. Intangible Assets

Information regarding our intangible assets as of September 30, 2025 and December 31, 2024 is as follows:

	As of September 30, 2025 (Unaudited)
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Finite-lived intangible assets:
Software	300	(208)	-	92
Total intangible assets	$300	$(208)	$-	$92

	As of December 31, 2024
(Amounts in thousands)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment	Net Carrying Amount
Finite-lived intangible assets:
Software	250	(165)	-	85
Total intangible assets	$250	$(165)	$-	$85

The Company recorded additions to indefinite-lived intangible assets of $0 thousand and $24 thousand for software during the three and nine months ended September 30, 2025, respectively.

The Company did not record any additions to indefinite-lived intangible assets during the three and nine months ended September 30, 2024.

The amortization expense for the intangible assets for the three months ended September 30, 2025 and 2024 was $7.0 thousand and $1.0 thousand, respectively.

The amortization expense for the intangible assets for the nine months ended September 30, 2025 and 2024 was $21.0 thousand and $2.0 thousand, respectively.

Amortization expense is recorded on a straight-line basis. Assuming constant foreign currency exchange rates and no change in the gross carrying amount of the intangible assets, future amortization expense related to the Company’s intangible assets subject to amortization as of September 30, 2025 is expected to be as follows:

(Amounts in thousands)
Fiscal Year Ended December 31,
2025	$21
2026	15
2027	14
2028	14
2029	14
Thereafter	14
Total	$92

8. Property, plant and equipment, net

The Company’s property, plant and equipment, net, consisted of the following:

	September 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Land, Buildings & Leasehold Improvements	$965	$865
Machinery	5,014	4,512
Equipment	1,819	1,747
	$7,798	$7,124
Less: accumulated depreciation	(3,418)	(102)
Less: impairment	-	(2,384)
Total	$4,380	$4,638

During the three and nine months ended September 30, 2025, additions to property, plant and equipment of $1 thousand and $6 thousand for equipment, respectively.

During the three and nine months ended September 30, 2024, additions to property, plant and equipment of nil and $28 thousand, respectively, for equipment.

During the three and nine months ended September 30, 2025, the Company did not dispose of any property, plant and equipment.

During the three and nine months ended September 30, 2024, the Company disposed of leasehold improvements, sold machinery and disposed of other equipment for with an aggregate net book value of $13.6 million for net proceeds of $0.9 million resulting in a loss of $12.7 million.

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

Depreciation expense during the three and nine months ended September 30, 2025 was $0.2 million and $0.4 million, respectively. Depreciation expense during the three and nine months ended September 30, 2024 was $0.2 million and $1.0 million, respectively.

The Company has a short-term loan payable which is partially collateralized with the Company’s property, plant and equipment, refer to Note 13.

9. Other non-current assets

Other non-current assets as of September 30, 2025 are comprised of advances to suppliers for the acquisition of fixed assets of $0.1 million and guarantees to suppliers of $0.1 million.

Other non-current assets as of December 31, 2024 are comprised of advances to suppliers for the acquisition of fixed assets of $0.1 million and guarantees to suppliers of $0.2 million.

10. Trade and other payables

Trade and other payables as of September 30, 2025 and December 31, 2024 include balances of suppliers and consulting service providers of $7.0 million and $16.7 million, respectively.

On July 17, 2025, the Company agreed with the bankruptcy trustee of Advent Technologies A/S to settle an outstanding claim of €10.4 million ($12.2 million) against Advent Technologies, GmbH for €100 thousand ($119 thousand) which was required to be paid by July 31, 2025, resulting in the reduction of trade and other payables for the three months ended September 30, 2025. The Company recorded a gain of $11.7 million to Other income / (expenses), net on July 31, 2025, when the liability of $11.8 million was settled for $119 thousand.

11. Other current liabilities

As of September 30, 2025 and December 31, 2024, other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Accrued expenses(1)	$63	$388
Other short-term payables	1,623	1,303
Taxes and duties payable	377	330
Social security funds	330	189
Fischer settlement – current liability	534	-
Total	$2,927	$2,210

Other short-term payables largely consist of salary payable to the Company’s officers who have not regularly received a salary since May 2024.

(1)	Accrued expenses are analyzed as follows:

	September 30, 2025	December 31, 2024
(Amounts in thousands)	(Unaudited)
Accrued expenses for legal and consulting fees	$27	$183
Other accrued expenses	36	205
Total	$63	$388

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

Rental expense for all operating leases was $0.1 million and $0.3 million for the three months ended September 30, 2025, and 2024, respectively.

Rental expense for all operating leases was $0.1 million and $4.7 million for the nine months ended September 30, 2025, and 2024, respectively.

As of September 30, 2025, and December 31, 2024, the right of use assets, net associated with operating leases was $0.2 million and $0.3 million, respectively.

As of September 30, 2025, undiscounted maturities of operating lease liabilities remaining are as follows (amounts in thousands):

Operating Leases
Fiscal Year Ended December 31,
2025	$118
2026	124
2027	19
2028	-
2029	-
Thereafter	-
Total undiscounted lease payments	$261
Less: imputed interest	(84)
Total discounted lease payments	$177
Less: current portion	(154)
Long-term lease liabilities	$23

13. Short-term loans payable

Agile Capital Funding, LLC

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

On June 20, 2025, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company entered into a term loan for $1.465 million. The Company received net proceeds of $221 thousand, net of fees paid to the lenders of $147 thousand and its outstanding unpaid balance of the term loan dated April 15, 2025 of $1.1 million. The Company is required to make weekly payments of $45-66 thousand through maturity on February 27, 2026. The effective interest rate is 206% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company has made repayments totaling $140 thousand and $185 thousand, respectively, during the three and nine months ended September 30, 2025.

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

Hudson Global Ventures LLC August 1, 2025 Loan Transaction

On August 1, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hudson Global Ventures LLC (“Hudson”), pursuant to which Hudson made a loan to the Company, evidenced by a Convertible Promissory Note in the aggregate principal amount of $235 thousand, including an original issue discount of $25,000.00 (the “Promissory Note”), with interest accruing at an annual rate of twelve percent (12%) to be computed on the basis of a 360-day year.

Pursuant to the Securities Purchase Agreement, the Company has also agreed to issue a pre-funded warrant to Hudson Global Ventures (“Hudson”) to purchase 130,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), with an exercise price of $0.0001 per share (the “Pre-Funded Warrant”). The Company analyzed the components of the debt and pre-funded warrant transaction and allocated $109 thousand to the pre-funded warrants based upon their relative fair value, resulting in a discount on the short-term debt.

Under the Promissory Note, the Company is required to make eleven (11) payments of $23,927.27 (each payment, an “Amortized Payment”). The first Amortized Payment is due on September 1, 2025, with ten (10) subsequent Amortized Payments due each month thereafter. The Promissory Note is not secured by any collateral. The Promissory Note matures on July 1, 2026, and contains customary events of default. The Company may pre-pay the full amount due under the Promissory Note by providing Hudson with ten (10) days’ notice and paying an amount equal to 118% of the principal amount to be repaid.

In the event the Company fails to make an Amortized Payment in a timely fashion, Hudson will have the right to convert an amount up to the Mandatory Default Amount (as defined below) at a conversion price equal to the lower of (i) the Conversion Price (as defined below) and (ii) 80% of the lowest trading price in the ten (10) trading days prior to the conversion, subject to a floor price of $0.10.

At the option of Hudson, the Promissory Note may be converted into a number of shares of Common Stock equal to the number determined by dividing (x) that portion of the outstanding balance of the Promissory Note identified by the Company of (A) the outstanding principal amount of the Promissory Note, plus (B) accrued and unpaid interest with respect to such amount and any other amounts owing under the Promissory Note to be converted by (y) the conversion price then in effect on the date on which Hudson delivers a notice of conversion (the “Conversion Price”). Hudson may also require the Company to prepay the entire outstanding balance under the Promissory Note upon receipt of notice of a change in control of the Company.

The Conversion Price is subject to certain adjustments for stock splits, certain dividends and distributions, dilutive issuances, and certain stock issuances that are deemed dilutive pursuant to the terms of the Promissory Note, including, but not limited to, the issuance of any warrants, rights or options (other than awards issued pursuant to the Company’s equity incentive plans).

The Company did not make any repayments on the Promissory Note until October 2025.

Hudson Global Ventures LLC August 28, 2025 Loan Transaction

On August 28, 2025, the Company entered into a securities purchase agreement with Hudson, pursuant to which Hudson made a loan to the Company, evidenced by a Convertible Promissory Note in the aggregate principal amount of $418 thousand, including an original issue discount of $42 thousand (the “Promissory Note”), with interest accruing at an annual rate of twelve percent (12%) to be computed on the basis of a 360-day year.

Pursuant to the Securities Purchase Agreement, the Company has also agreed to issue a pre-funded warrant to Hudson Global Ventures (“Hudson”) to purchase 130,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), with an exercise price of $0.0001 per share (the “Pre-Funded Warrant”). The Company analyzed the components of the debt and pre-funded warrant transaction and allocated $237 thousand to the pre-funded warrants based upon their relative fair value, resulting in a discount on the short-term debt.

Under the Promissory Note, the Company is required to make eleven (11) payments of $38,000.00 (each payment, an “Amortized Payment”). The first Amortized Payment is due on October 1, 2025, with ten (10) subsequent Amortized Payments due each month thereafter. The Promissory Note is not secured by any collateral. The Promissory Note matures on August 1, 2026, and contains customary events of default. The Company may pre-pay the full amount due under the Promissory Note by providing Hudson with ten (10) days’ notice and paying an amount equal to 118% of the principal amount to be repaid; provided that, if the Company prepays no later than the close of business on October 1, 2025, the Company may pre-pay the full amount due under the Promissory Note by paying an amount equal to 100% of the principal amount to be repaid.

In the event the Company fails to make an Amortized Payment in a timely fashion, Hudson will have the right to convert an amount up to the Mandatory Default Amount (as defined below) at a conversion price equal to the lower of (i) the Conversion Price (as defined below) and (ii) 80% of the lowest trading price in the ten (10) trading days prior to the conversion, subject to a floor price of $0.10.

At the option of Hudson, the Promissory Note may be converted into a number of shares of Common Stock equal to the number determined by dividing (x) that portion of the outstanding balance of the Promissory Note identified by the Company of (A) the outstanding principal amount of the Promissory Note, plus (B) accrued and unpaid interest with respect to such amount and any other amounts owing under the Promissory Note to be converted by (y) the conversion price then in effect on the date on which Hudson delivers a notice of conversion (the “Conversion Price”). Hudson may also require the Company to prepay the entire outstanding balance under the Promissory Note upon receipt of notice of a change in control of the Company.

On September 11, 2025, the Company repaid all amounts owed pursuant to the Promissory Note for 418 thousand.

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

As of September 30, 2025 and December 31, 2024, the Company had an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants outstanding. Each Private Placement Warrant and Working Capital Warrant entitles the registered holder to purchase one share of Common Stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants expire five years after the closing of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Working Capital Warrants are identical to the Public Warrants, except that the Private Placement Warrants and Working Capital Warrants and the common stock issuable upon the exercise of those warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants and Working Capital Warrants are exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If those warrants are held by someone other than the initial purchasers or their permitted transferees, they will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of September 30, 2025, an aggregate of 65,671 Private Placement Warrants and Working Capital Warrants are held by its initial purchasers.

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

15. Stockholders’ Equity

Shares Authorized

As of September 30, 2025, the Company had authorized a total of 501,000,000 shares for issuance with 500,000,000 shares designated as common stock, par value $0.0001 per share, and 1,000,000 shares designated as preferred stock, par value $0.0001 per share.

Common Stock

On August 18, 2025, Hudson Global Ventures, LLC (“Hudson”) executed a warrant resulting in the issuance of 131,348 shares of common stock. The Company granted Hudson the warrants as consideration for consulting services. The warrants were fair valued based upon the Company’s underlying price per share of common stock on the date of the warrants were issued resulting in consulting expense and additional paid-in capital of $721 thousand.

From August 28, 2025 through September 18, 2025, the Company issued 490,000 shares of common stock pursuant to the Hudson Purchase Agreement for net proceeds of $1.25 million.

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

As of September 30, 2025 and December 31, 2024, there were 3,291,634 and 2,636,508 shares of issued and outstanding common stock with a par value of $0.0001 per share, respectively.

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

Hudson Purchase Agreement

On August 14, 2025, the Company entered into a purchase agreement (the “Purchase Agreement”) with Hudson, which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right, but not the obligation, to sell to Hudson up to $52 million worth of shares of the Company’s common stock, par value $0.0001, from time to time over the 24 month term of the Purchase Agreement (the “Put Shares”). Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Hudson (the “Registration Rights Agreement”), pursuant to which the Company agreed to register the resale of the shares of the Company’s Common Stock that have been and may be issued to Hudson under the Purchase Agreement pursuant to a registration statement (the “Registration Statement”).

At any time and from time to time during the Commitment Period (as defined below), on any business day selected by the Company, the Company may direct Hudson to purchase shares of its Common Stock on such business day (or the purchase date) (the “Put Notice”). The “Commitment Period” means the period beginning on the date of the Purchase Agreement, and ending on the earlier of (i) the date on which Hudson shall have purchased a number of Put Shares under the Purchase Agreement equal to the maximum commitment amount; (ii) twenty-four (24) months after the date of the Purchase Agreement, (iii) written notice of termination by the Company to Hudson (which shall not occur at any time that Hudson holds any of the Put Shares); (iv) a registration statement filed by the Company for registration of the Put Shares is no longer effective after its initial effective date; or (v) the date that, pursuant to or within the meaning of applicable bankruptcy law, the Company commences a voluntary case or any person commences a proceeding against the Company, a custodian is appointed for the Company for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors.

The purchase price per share for each purchase of shares subject to each Put Notice will be equal to the lesser of (a) 84% of the closing price of the Common Stock on Nasdaq on the trading day immediately preceding the date of the Put Notice; and (b) 84% of the lowest closing price of the Common Stock on Nasdaq on any trading day during the period beginning on the date of the Put Notice and continuing through the date that is three (3) trading days immediately following the clearing date associated with the Put Notice (such period, the “Valuation Period”), as reported on Quotestream or other reputable source designated by Hudson, subject to adjustment as provided in the Purchase Agreement.

Under applicable rules of Nasdaq, in no event may the Company issue or sell to Hudson under the Purchase Agreement shares of its Common Stock in excess of 534,031 shares, which is equal to 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Purchase Agreement, or the Exchange Cap, unless the Company obtains (in its sole discretion) stockholder approval to issue shares of its Common Stock in excess of the Exchange Cap. In any event, the Purchase Agreement specifically provides that the Company may not issue or sell any shares of its Common Stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of the Nasdaq.

Hudson represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

The Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. Sales under the Purchase Agreement may commence only after certain conditions have been satisfied, which conditions include but not limited to an effective registration statement on file with the Securities and Exchange Commission for the resale of the Put Shares, the accuracy of the Company’s representations and warranties pursuant to the Purchase Agreement, and the receipt by Hudson of customary certificates and closing documents. The Purchase Agreement may be terminated by the Company at any time by written notice to Hudson, except during any Valuation Period or at any time that Hudson holds any Put Shares.

Pursuant to the terms of the Purchase Agreement, during the period beginning on the date of the Purchase Agreement and continuing until the later of (i) 12 months from the date of the Purchase Agreement or (ii) the date that the Purchase Agreement is no longer in effect, the Company has agreed that it will not, without Hudson’s prior written consent, enter into any other “Equity Line of Credit,” and that, for so long as the Purchase Agreement is in effect, the Company will not enter into any “Variable Rate Transaction” without Hudson’s prior written consent.

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

During the nine months ended September 30, 2024, the Company issued and sold an aggregate of 56,349 shares of common stock under the ATM Offering.

Public Warrants

In connection with the Business Combination, the Company assumed the Public Warrants issued upon AMCI’s initial public offering.

As of December 31, 2020, the Company had 735,069 Public Warrants outstanding. Each Public Warrant entitles the registered holder to purchase one share of common stock at a price of $345.00 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. During the second quarter of 2021, certain warrant holders exercised their option to purchase an additional 760 shares at $345.00 per share. These exercises generated $262,177 additional proceeds to the Company and increased the Company’s shares outstanding by 760 shares. During 2023, one original Private Warrant Holder sold all their Private Placement Warrants resulting in a reclassification to Public Warrants. Following these exercises, as of September 30, 2025, the Company’s Public Warrants amounted to 813,314.

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

Stock Options

Pursuant to and subject to the terms of the Plan the Company entered into separate Stock Option Agreements with each participant according to which each participant is granted an option (the “Stock Option”) to purchase up to a specific number of shares of common stock set forth in each agreement with an exercise price equal to the market price of Company’s common stock at the date of grant. The Company did not grant Stock Options during the nine months ended September 30, 2025.

Stock Options are granted to each participant in connection with their employment with the Company. The Stock Options vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period for the stock options. The Company recognized compensation cost of $0.1 million and $0.3 million in respect of Stock Options granted, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. The Company recognized compensation cost of $0.6 million and $2.0 million in respect of Stock Options granted, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively. The Company also has a policy of accounting for forfeitures when they occur.

The following table summarizes the activities for our unvested stock options for the three months ended September 30, 2025:

	Number of options	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	10,327	$225.86
Vested	(8,460)	$242.35
Forfeited	(238)	$95.44
Unvested as of September 30, 2025	1,629	$71.53

As of September 30, 2025, there was $0.1 million of unrecognized compensation cost related to unvested Stock Options. This amount is expected to be recognized over the remaining vesting period of Stock Options.

Restricted Stock Units

Pursuant to and subject to the terms of the Plan the Company entered into separate Restricted Stock Units (“RSUs”) with each participant. On the grant date of RSUs, the Company grants to each participant a specific number of RSUs as set forth in each agreement, giving each participant the conditional right to receive without payment one share of common stock. The RSUs are granted to each participant in connection with their ongoing employment with the Company. The Company has in place Restricted Stock Unit Agreements that vest within one year and Restricted Stock Unit Agreements that vest on a graded basis over four years. The Company has a policy of recognizing compensation cost on a straight-line basis over the total requisite service period. The Company recognized compensation cost of $0.1 million and $0.4 million in respect of RSUs, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively. The Company recognized compensation cost of $1.4 million and $4.0 million in respect of RSUs, which is included in administrative and selling expenses in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024, respectively. The Company also has a policy of accounting for forfeitures when they occur. The Company did not grant RSUs during the nine months ended September 30, 2025.

The following table summarizes the activities for our unvested RSUs for the three months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	10,327	$245.33
Vested	(8,460)	$255.66
Forfeited	(238)	$146.55
Unvested as of September 30, 2025	1,629	$82.68

As of September 30, 2025, there was $0.1 million of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over the remaining vesting period of Restricted Stock Unit Agreements.

16. Revenue

Revenue is analyzed as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2025	2024	2025	2024
Sales of goods	$56	$128	$134	$1,852
Sales of services	6	-	159	1,668
Total revenue from contracts with customers	$62	$128	$293	$3,520

The timing of revenue recognition is analyzed as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2025	2024	2025	2024
Timing of revenue recognition
Revenue recognized at a point in time	$62	$128	$293	$3,520
Revenue recognized over time	-	-	-	-
Total revenue from contracts with customers	$62	$128	$293	$3,520

As of September 30, 2025 and December 31, 2024, Advent recognized contract assets of $617 thousand and $623 thousand, respectively, on the consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, Advent recognized contract liabilities of $4.1 million and $3.2 million, respectively, in the consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company did not recognize any in revenue.

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

Expenses from Collaborative Arrangements

For the three and nine months ended September 30, 2024, an amount of $0.1 million and $0.1 million has been recognized in research and development expenses on the unaudited condensed consolidated statements of operations, respectively.

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

During the three and nine months ended September 30, 2025, the Company recorded income tax expense of nil and $(1.0) thousand, respectively. During the three and nine months ended September 30, 2024, the Company recorded income tax benefit of nil and $0.1 million, respectively, mainly related to net operating loss carryforwards.

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company provides a valuation allowance to offset deferred tax assets for net operating losses incurred during the year and for other deferred tax assets where, in the Company’s opinion, it is more likely than not that the financial statement benefit of these losses will not be realized. As of September 30, 2025 and December 31, 2024, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards.

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

The table below is a summary of the segment net loss from continuing operations before income taxes, including significant segment expenses:

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2025	2024	2025	2024
Revenue, net	$62	$128	$293	$3,520
Cost of revenues	(437)	(336)	(1,141)	(896)
Gross loss	(375)	(208)	(848)	2,624
Income from grants	175	137	218	1,399
Research and development expenses	(229)	(411)	(927)	(2,521)
Administrative and selling expenses	(1,968)	(3,135)	(6,174)	(6,954)
Sublease income	-	-	-	145
Amortization of intangibles	(7)	(1)	(21)	(3)
Credit loss – customer contracts	30	(4,309)	(485)	(4,309)
Operating loss	(2,374)	(7,927)	(8,237)	(9,619)
Fair value change of warrant liability	-	-	-	59
Finance income / (expenses), net	(685)	(14)	(1,254)	(300)
Foreign exchange gains / (losses), net	(39)	(1,672)	355	(1,837)
Loss contingency	-	-	(1,034)	(4,871)
Net gains / (losses) on disposal/write-offs of property, plant and equipment and intangible assets	-	-	-	(12,735)
Other income / (expenses), net	11,723	(2)	11,725	4
Segment and consolidated net income (loss) before income taxes	$8,625	$(9,615)	$1,555	$(29,299)

Geographic Information

The following table presents revenues, by geographic location (based on the location of the entity selling the product) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2025	2024	2025	2024
North America	$41	$128	$175	$3,052
Europe	21	-	118	468
Total net sales	$62	$128	$293	$3,520

20. Commitments and contingencies

Litigation

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The assessment as to whether a loss is probable or reasonably possible, and as to whether such loss or a range of such loss is estimable, often involves significant judgment about future events.

There is no material pending or threatened litigation against the Company that remains outstanding as of September 30, 2025, that is considered probable or reasonably possible, with the following exceptions:

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

Litigation with F.E.R. fischer Edelstahlrohre GmbH

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021, whereby the Company acquired SerEnergy and FES on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. The award in favor of F.E.R. is in the amount of approximately €4.5 million euro. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. On July 1, 2025, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with F.E.R.. Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay F.E.R. €5,366,625.55 with such payment to be made in monthly installments of €35 thousand beginning on September 1, 2025, however, the Company was delayed until October 2025 with the first payment. The Company will be entitled to a reduced settlement amount totaling €4,366,625.55 if payment is made by no later than June 30, 2026. In exchange for such reduced settlement amount, both Parties agreed to a mutual release of claims against the other Party. During the nine months ended September 30, 2025, the Company recorded an additional loss of $1 million due to $0.5 million of interest expense, $0.3 million of legal fees and the remainder is due to foreign exchange differences. In connection with the Settlement Agreement, the Company reclassed $410 thousand and $5,922 thousand from loss contingency to other current liabilities and other long-term liabilities, respectively.

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

Guarantee letters

The Company had contingent liabilities in relation to performance guarantee letters and other guarantees provided to third parties that arise from its normal business activity and from which no substantial charges are expected to arise. As of September 30, 2025 and December 31, 2024, the Company did not hold any letters of guarantee.

Contractual obligations

In December 2021, the Company entered into a supply agreement by and among the Company, in its capacity as Customer, and BASF New Business GmbH, in its capacity as Seller. The supply agreement provides for the purchase by the Company of 21,000m2 (Minimum Quantity) of membrane from BASF during the contract duration from January 1, 2022 until December 31, 2025. The Company has not purchased any additional quantities in 2024 under this agreement and on July 12, 2024, has formally requested to terminate the supply contract. On March 11, 2025, the parties agreed to terminate the agreement. The Company will return 473 sqm of membrane (stored at BASF) and 4,000 sqm of membrane from its facility in Patras, Greece to BASF by December 15, 2025. BASF will agree to waive payment of €608,412. The Company agrees to pay unpaid license fees in the amount of €44,759 by April 30, 2025. BASF will no longer require the Company to purchase 14,000 m2 quantity. As of September 30, 2025, this settlement amount has not been paid.

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

The Company has not accrued for these unrecognized commitment obligations as of December 31, 2024, and September 30, 2025.

21. Net income (loss) per share

Net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the year.

The following table sets forth the computation of the basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) from continuing operations	8,625	(9,615)	1,554	(29,244)
Net loss from discontinued operations	-	(8,907)	-	(9,907)
Net income (loss)	$8,625	$(18,522)	$1,554	$(39,151)
Denominator:
Basic weighted average number of shares	2,819,633	2,636,508	2,709,480	2,618,601
Diluted weighted average number of shares	2,955,457	2,636,508	2,758,176	2,618,601
Net income (loss) per share:
Basic income (loss) per share from continuing operations	3.06	(3.65)	0.57	(11.17)
Basic loss per share from discontinued operations	N/A	(3.38)	N/A	(3.78)
Basic income (loss) per share	N/A	(7.03)	N/A	(14.95)
Diluted income (loss) per share from continuing operations	2.92	(3.65)	0.56	(11.17)
Diluted income (loss) per share from discontinued operations	N/A	(3.38)	N/A	(3.78)
Diluted income (loss) per share	N/A	(7.03)	N/A	(14.95)

Basic net income (loss) per share is computed by dividing net loss for the periods presented by the weighted-average number of shares of Common Stock outstanding during these periods.

Diluted net income (loss) per share is computed by dividing the net income (loss), by the weighted average number of shares of Common Stock outstanding for the periods, adjusted for the dilutive effect of shares of Common Stock equivalents resulting from the assumed exercise of the Public Warrants, Private Placements Warrants, Working Capital Warrants, Stock Options and RSUs. The treasury stock method was used to calculate the potential dilutive effect of these Common Stock equivalents.

As the Company incurred losses for the three and nine months ended September 30, 2024, the effect of including any potential shares of Common Stock in the denominator of diluted per-share computations would have been anti-dilutive; therefore, basic and diluted losses per share are the same.

22. Discontinued Operations

The following table summarizes the Company’s loss from discontinued operations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2025	2024	2025	2024
Revenue, net	$-	$(135)	$-	$728
Cost of revenues	-	(102)	-	(716)
Gross profit (loss)	-	(237)	-	12
Income from grants	-	(541)	-	310
Research and development expenses	-	-	-	-
Administrative and selling expenses	-	(2,067)	-	(4,167)
Other income/(expenses), net	-	-		-
Operating income/(loss)	-	(2,845)	-	(3,845)
Net assets / (liabilities) – Advent Technologies A/S and Advent Green Energy Philippines, Inc.	-	6,278	-	6,278
Payable to Advent Technologies A/S	-	(12,340)	-	(12,340)
Income/(loss) before income tax	-	(8,907)	-	(9,907)
Income/(loss) from discontinued operations	-	(8,907)	-	(9,907)

23. Subsequent Events

The Company held its annual meeting of stockholders on October 22, 2025 and all proposed matters passed, including to elect Marc Seelenfreund, Seth Lukash and Joseph Celia as Class II directors of the Board of Directors, to ratify the appointment of M&K CPAS, PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, to approve, for purposes of complying with Nasdaq Listing Rule 5635(d), the potential issuance and sale of 20% or more of the Company’s common stock, pursuant to the purchase agreement with Hudson which has agreed to purchase from the Company, from time to time, up to $52,000,000 of Common Stock, To approve an amendment to the 2021 Incentive Plan to increase the number of shares of Common Stock issuable from 530,976 to 1,011,627 and to incorporate provisions for annual increases on the first day of each calendar year beginning on January 1, 2027 and ending on January 1, 2046, equal to the lesser of (A) 3% of the total shares of our Common Stock outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board, to approve, by a non-binding advisory vote, the compensation of the Company’s named executive officers, to recommend, by a non-binding advisory vote, the frequency of future advisory votes to approve the Company’s named executive officer compensation, and to approve the consideration of and action with respect to such other business and matters as may properly come before this meeting or any adjournments hereof. Approval of the proposal required the affirmative vote of a majority of all votes cast at the meeting.

On October 28, 2025, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, due to the Company’s failure to comply with Nasdaq Listing Rule 5550(b)(1), Nasdaq determined to (a) commence proceedings to delist the Company’s common stock, and the Company’s warrants to purchase one share of common stock, each at an exercise price of $345.00 and (b) suspend trading in the Securities effective as of October 30, 2025.

Nasdaq will apply to the U.S. Securities and Exchange Commission to delist the Securities upon completion of all applicable procedures.

The Common Stock is expected to continue trading on the OTC market under the symbol “ADNH,” and the Public Warrants are expected to continue trading on the OTC market under the symbol “ADNWW.”

On October 29, 2025 and October 30, 2025, Marc Seelenfreund and Joseph Celia, respectively, resigned from their respective positions as members of the Board of Directors of the Company, with such resignations effective on their respective Resignation Dates. Messrs. Seelenfreund and Celia’s resignations were not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

On various dates between October 1, 2025 and October 31, 2025, the Company issued an aggregate of 497,000 shares of Common Stock to Hudson under the Purchase Agreement for net proceeds of $443 thousand.

On November 5, 2025, the Company repaid all amounts owed pursuant to the $235 thousand Promissory Note entered into with Hudson on August 1, 2025, and satisfied all conditions of the Promissory Note; as a result of such satisfaction, the Promissory Note is satisfied in full and terminated upon repayment and satisfaction.

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

On June 20, 2025, the Company entered into a term loan agreement with Agile Capital Funding, LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company as “Lead Lender”. The Company entered into a term loan for $1.465 million. The Company received net proceeds of $221 thousand, net of fees paid to the lenders of $147 thousand and its outstanding unpaid balance of the term loan dated April 15, 2025 of $1.1 million. The Company is required to make weekly payments of $45-66 thousand through maturity on February 27, 2026. The effective interest rate is 206% per year, assuming all payments are made on time. If the Company fails to make a payment on time the loan will be in default and the Company will be subject to an additional 5.00% default rate. Upon the prepayment of any principal amount, the Company is obligated to pay a prepayment fee comprising make-whole premium payment on account of such principal so paid, which Prepayment Fee shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that would be paid through the Maturity Date. The Company has made repayments totaling $140 thousand and $185 thousand, respectively, during the three and nine months ended September 30, 2025.

Hudson Global Ventures LLC August 1, 2025 Loan Transaction

On August 1, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Hudson Global Ventures LLC (“Hudson”), pursuant to which Hudson made a loan to the Company, evidenced by a Convertible Promissory Note in the aggregate principal amount of $235 thousand, including an original issue discount of $25,000.00 (the “Promissory Note”), with interest accruing at an annual rate of twelve percent (12%) to be computed on the basis of a 360-day year.

Pursuant to the Securities Purchase Agreement, the Company has also agreed to issue a pre-funded warrant to Hudson Global Ventures (“Hudson”) to purchase 130,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), with an exercise price of $0.0001 per share (the “Pre-Funded Warrant”).

Under the Promissory Note, the Company is required to make eleven (11) payments of $23,927.27 (each payment, an “Amortized Payment”). The first Amortized Payment is due on September 1, 2025, with ten (10) subsequent Amortized Payments due each month thereafter. The Promissory Note is not secured by any collateral. The Promissory Note matures on July 1, 2026, and contains customary events of default. The Company may pre-pay the full amount due under the Promissory Note by providing Hudson with ten (10) days’ notice and paying an amount equal to 118% of the principal amount to be repaid.

In the event the Company fails to make an Amortized Payment in a timely fashion, Hudson will have the right to convert an amount up to the Mandatory Default Amount (as defined below) at a conversion price equal to the lower of (i) the Conversion Price (as defined below) and (ii) 80% of the lowest trading price in the ten (10) trading days prior to the conversion, subject to a floor price of $0.10.

At the option of Hudson, the Promissory Note may be converted into a number of shares of Common Stock equal to the number determined by dividing (x) that portion of the outstanding balance of the Promissory Note identified by the Company of (A) the outstanding principal amount of the Promissory Note, plus (B) accrued and unpaid interest with respect to such amount and any other amounts owing under the Promissory Note to be converted by (y) the conversion price then in effect on the date on which Hudson delivers a notice of conversion (the “Conversion Price”). Hudson may also require the Company to prepay the entire outstanding balance under the Promissory Note upon receipt of notice of a change in control of the Company.

The Conversion Price is subject to certain adjustments for stock splits, certain dividends and distributions, dilutive issuances, and certain stock issuances that are deemed dilutive pursuant to the terms of the Promissory Note, including, but not limited to, the issuance of any warrants, rights or options (other than awards issued pursuant to the Company’s equity incentive plans).

The Company did not make any repayments on the Promissory Note until October 2025.

On November 5, 2025, the Company repaid all amounts owed pursuant to the Promissory Note, and satisfied all conditions of the Promissory Note; as a result of such satisfaction, the Promissory Note is satisfied in full and terminated upon repayment and satisfaction.

Hudson Global Ventures LLC August 28, 2025 Loan Transaction

On August 28, 2025, the Company entered into a securities purchase agreement with Hudson, pursuant to which Hudson made a loan to the Company, evidenced by a Convertible Promissory Note in the aggregate principal amount of $418 thousand, including an original issue discount of $42 thousand (the “Promissory Note”), with interest accruing at an annual rate of twelve percent (12%) to be computed on the basis of a 360-day year.

Pursuant to the Securities Purchase Agreement, the Company has also agreed to issue a pre-funded warrant to Hudson Global Ventures (“Hudson”) to purchase 130,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), with an exercise price of $0.0001 per share (the “Pre-Funded Warrant”).

Under the Promissory Note, the Company is required to make eleven (11) payments of $38,000.00 (each payment, an “Amortized Payment”). The first Amortized Payment is due on October 1, 2025, with ten (10) subsequent Amortized Payments due each month thereafter. The Promissory Note is not secured by any collateral. The Promissory Note matures on August 1, 2026, and contains customary events of default. The Company may pre-pay the full amount due under the Promissory Note by providing Hudson with ten (10) days’ notice and paying an amount equal to 118% of the principal amount to be repaid; provided that, if the Company prepays no later than the close of business on October 1, 2025, the Company may pre-pay the full amount due under the Promissory Note by paying an amount equal to 100% of the principal amount to be repaid.

In the event the Company fails to make an Amortized Payment in a timely fashion, Hudson will have the right to convert an amount up to the Mandatory Default Amount (as defined below) at a conversion price equal to the lower of (i) the Conversion Price (as defined below) and (ii) 80% of the lowest trading price in the ten (10) trading days prior to the conversion, subject to a floor price of $0.10.

At the option of Hudson, the Promissory Note may be converted into a number of shares of Common Stock equal to the number determined by dividing (x) that portion of the outstanding balance of the Promissory Note identified by the Company of (A) the outstanding principal amount of the Promissory Note, plus (B) accrued and unpaid interest with respect to such amount and any other amounts owing under the Promissory Note to be converted by (y) the conversion price then in effect on the date on which Hudson delivers a notice of conversion (the “Conversion Price”). Hudson may also require the Company to prepay the entire outstanding balance under the Promissory Note upon receipt of notice of a change in control of the Company.

On September 11, 2025, the Company repaid all amounts owed pursuant to the Promissory Note for 418 thousand.

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

As of September 30, 2025, Advent continues to work with the US DoD to advance the HB50 technology.

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

Additionally, on October 18, 2024, we received a letter from Nasdaq notifying the Company that since the Company’s Form 10-Q for the period ended June 30, 2024, reported stockholders’ equity of ($2,879,000), and as of the date of such letter the Company did not meet the alternatives of market value of listed securities or net income from continuing operations, the Company is no longer in compliance with Nasdaq’s Listing Rule requiring the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. On April 15, 2025 in an 8K filing, the Company reported that based on recent developments, including the resolution of certain claims and the current value of its technology and licenses, the Company believes that it now satisfies the Nasdaq continued listing requirements as its stockholders’ equity exceeds the $2.5 million minimum requirement. This will be reflected on the Company’s balance sheet in its Quarterly Report on Form 10-Q for the period ending June 30, 2025. The Company was informed that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement, and if at the time of its next periodic report the Company does not evidence compliance, it may be subject to delisting.

The Staff previously granted the Company an exception to regain compliance with the Rule by April 16, 2025. On April 15, 2025, the Company filed a Current Report on Form 8-K providing that, based on recent developments, at the Company including the resolution of certain claims and the current value of its technology and licenses, the Company believed at such time that it had regained compliance with the Rule. On April 16, 2025, the Company received a letter from the Staff advising the Company that they were in conditional compliance with the Rule at that time, contingent upon the Company reflecting the adjustment to its stockholders’ equity in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Second Quarter 10-Q”). The Company filed its Second Quarter 10-Q on August 12, 2025 but was unable to reflect a sufficient adjustment to stockholders’ equity as required by the Staff. As a result, on August 18, 2025, the Company received a delist determination letter from the Staff (the “Nasdaq Notice”) advising the Company that the Staff had determined that the Company had not satisfied the conditions set forth in the April 15 letter to regain compliance with the Rule. Accordingly, the Staff indicated that unless the Company requests a hearing panel (a “Panel”) appeal of the delist determination by August 25, 2025, its securities would be delisted on August 27, 2025. The Company filed an appeal and submitted its plan to Nasdaq to regain compliance with the continued listing requirements. On October 28, 2025 the Company received a notice from The Nasdaq Stock Market LLC notifying the Company that, due to the Company’s failure to comply with Nasdaq Listing Rule 5550(b)(1), Nasdaq determined to (a) commence proceedings to delist the Company’s common stock, par value $0.0001 per share and the Company’s warrants to purchase one share of common stock, each at an exercise price of $345.00 and suspend trading in the Securities effective as of October 30, 2025. As of November 7, 2025 the Common Stock is trading on the OTCQB market under the symbol “ADNH,” and the Public Warrants trade under the symbol ADNHW.

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

Arbitration Award

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021, whereby the Company acquired SerEnergy and FES on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. The award in favor of F.E.R. is in the amount of approximately €4.5 million euro. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. On July 1, 2025, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with F.E.R.. Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay F.E.R. €5,366,625.55 with such payment to be made in monthly installments of €35 thousand beginning on September 1, 2025, however, the Company was delayed until October 2025 with the first payment. The Company will be entitled to a reduced settlement amount totaling €4,366,625.55 if payment is made by no later than June 30, 2026. In exchange for such reduced settlement amount, both Parties agreed to a mutual release of claims against the other Party.

Key Factors Affecting Our Results

Advent believes that its performance and future success depend on several factors that present significant opportunities for Advent but also pose risks and challenges, including those discussed below.

Increased Customer Demand

Based on conversations with existing customers and incoming inquiries from new customers, Advent anticipates substantial increased demand for its fuel cell systems and MEAs from a wide range of customers as it scales up its production facilities and testing capabilities, and as the awareness of its MEA capabilities becomes widely known in the industry. Advent expects both its existing customers to increase order volume, and to generate substantial new orders from major organizations, with some of whom it is already in discussions regarding prospective commercial partnerships and joint development agreements. As of September 30, 2025, Advent was still generating a low level of revenues compared to its future projections.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability amounting to nil and $0.1 million for the three and nine months ended September 30, 2025 and 2024, respectively, represents the change in fair value of the Private Placement Warrants and Working Capital Warrants.

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

Income taxes

During the three and nine months ended September 30, 2025, the Company recorded income tax expense of nil and $(1) thousand. During the three and nine months ended September 30, 2024, the Company recorded income tax benefit of nil and $0.1 million, respectively, mainly related to net operating loss carryforwards.

As of September 30, 2025 and December 31, 2024, the Company provided a valuation allowance to offset the deferred tax asset related to the net operating loss carryforwards.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2025 and 2024, and the changes between periods.

	Three months ended September 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2025	2024	$ change	% change
Revenue, net	$62	$128	$(66)	(51.6)%
Cost of revenues	(437)	(336)	(101)	30.1%
Gross profit / (loss)	(375)	(208)	(167)	80.3%
Income from grants	175	137	38	27.7%
Research and development expenses	(229)	(411)	182	(44.3)%
Administrative and selling expenses	(1,968)	(3,135)	1,167	(37.2)%
Amortization of intangibles	(7)	(1)	(6)	600.0%
Credit loss – customer contracts	30	(4,309)	4,339	(100.7)%
Operating loss	(2,374)	(7,927)	5,553	(70.1)%
Finance income / (expenses), net	(685)	(14)	(671)	4,792.9%
Foreign exchange gains / (losses), net	(39)	(1,672)	1,633	(97.7)%
Other income / (expenses), net	11,723	(2)	11,725	(586,250.0)%
Income (loss) before income tax	8,625	(9,615)	18,783	(195.4)%
Income tax (expense)	-	-	-	N/A
Net income (loss) from continuing operations	$8,625	$(9,615)	$18,783	(195.4)%
Income (loss) from discontinued operations	-	(8,907)	(8,907)	(100.0)%
Net income (loss)	8,625	(18,522)	27,690	(149.5)%
Net income (loss) per share
Basic income (loss) per share from continuing operations	3.06	(3.65)	6.71	N/A
Basic loss per share from discontinued operations	N/A	(3.38)	3.38	N/A
Basic income (loss) per share	3.06	(7.03)	10.09	N/A
Basic weighted average number of shares	2,819,633	2,636,508	N/A	N/A
Diluted income (loss) per share from continuing operations	2.92	(3.65)	6.57	N/A
Diluted income (loss) per share from discontinued operations	N/A	(3.38)	3.38	N/A
Diluted income (loss) per share	2.92	(7.03)	9.95	N/A
Diluted weighted average number of shares	2,955,457	2,636,508	N/A	N/A

Revenue, net

Our total revenue decreased by approximately $66 thousand from approximately $128 thousand in the three months ended September 30, 2024 to approximately $62 thousand in the three months ended September 30, 2025. The decrease was driven by an increase in contract liabilities related to our services provided under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) in the three months ended September 30, 2025 which are expected to be delivered later in 2025.

Cost of Revenues

Cost of revenues increased by approximately $0.1 million from approximately $0.3 million in the three months ended September 30, 2024 to approximately $0.4 million in the three months ended September 30, 2025. The increase in cost of revenues was related to an increase in fixed costs during the period.

Income from Grants

Our income from grants increased by approximately $38 thousand from approximately $137 thousand in the three months ended September 30, 2024 to approximately $175 thousand in the three months ended September 30, 2025.

Research and Development Expenses

Research and development expenses were approximately $0.2 million and $0.4 million in the three months ended September 30, 2025 and 2024, respectively, primarily related to internal research and development costs.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $2.0 million in the three months ended September 30, 2025, and a $3.1 million in the three months ended September 30, 2024.

Credit Loss – Customer Contracts

We recognized credit losses on customer contracts of $4.3 million during the three months ended September 30, 2024, and credit loss reversal of $30 thousand during the three months ended September 30, 2025.

Finance income / (expenses), net

The Company accrued interest expense of $(0.7) million related to the short term note payables for the three months ended September 30, 2025, which is an increase of 0.7 million from the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2025 and 2024, and the changes between periods.

	Nine months ended September 30, (Unaudited)
(Amounts in thousands, except share and per share amounts)	2025	2024	$ change	% change
Revenue, net	$293	$3,520	$(3,227)	(91.7)%
Cost of revenues	(1,141)	(896)	(245)	27.3%
Gross profit / (loss)	(848)	2,624	(3,472)	(132.3)%
Income from grants	218	1,399	(1,181)	(84.4)%
Research and development expenses	(927)	(2,521)	1,594	(63.2)%
Administrative and selling expenses	(6,174)	(6,954)	780	(11.2)%
Sublease income	-	145	(145)	(100.0)%
Amortization of intangibles	(21)	(3)	(18)	600.0%
Credit loss – customer contracts	(485)	(4,309)	3,824	(88.7)%
Operating loss	(8,237)	(9,619)	1,382	(14.4)%
Fair value change of warrant liability	-	59	(59)	100.0%
Finance income / (expenses), net	(1,254)	(300)	(954)	318.0%
Foreign exchange gains / (losses), net	355	(1,837)	2,192	(119.3)%
Loss contingency	(1,034)	(4,871)	3,837	(78.8)%
Net gains / (losses) on disposal/write-off property, plant and equipment and intangible assets	-	(12,735)	12,735	(100.0)%
Other income / (expenses), net	11,725	4	11,721	(293,025.0)%
Loss before income tax	1,555)	(29,299)	30,854	(105.3)%
Income tax (expense)	(1)	55	(56)	(101.8)%
Net loss from continuing operations	$1,554	$(29,244)	$30,798	(105.3)%
Income (loss) from discontinued operations	-	(9,907)	9,907	(100.0)%
Net loss	$1,554	$(39,151)	$40,705	(104.0)%
Net loss per share
Basic loss per share from continuing operations	0.57	(11.17)	11.74	N/A
Basic loss per share from discontinued operations	N/A	(3.78)	3.78	N/A
Basic loss per share	0.57	(14.95)	15.52	N/A
Basic weighted average number of shares	2,709,480	2,618,601	N/A	N/A
Diluted loss per share from continuing operations	0.56	(11.17)	11.73	N/A
Diluted loss per share from discontinued operations	N/A	(3.78)	3.78	N/A
Diluted loss per share	0.56	(14.95)	15.51	N/A
Diluted weighted average number of shares	2,758,176	2,618,601	N/A	N/A

Revenue, net

Our total revenue decreased by approximately $3.2 million from approximately $3.5 million in the nine months ended September 30, 2024 to approximately $0.3 million in the nine months ended September 30, 2025. The decrease was driven by an increase in contract liabilities related to our services provided under Joint Development Agreements (JDAs) and Technology Assessment Agreements (TAAs) in the nine months ended September 30, 2025 which are expected to be delivered later in 2025.

Cost of Revenues

Cost of revenues increased by approximately $0.3 million from approximately $0.9 million in the nine months ended September 30, 2024 to approximately $1.1 million in the nine months ended September 30, 2025. The increase in cost of revenues was related to an increase in fixed costs during the period.

Income from Grants

Our income from grants decreased by approximately $1.2 million from approximately $1.4 million in the nine months ended September 30, 2024 to approximately $0.2 million in the nine months ended September 30, 2025. The decrease was driven by an increase in deferred revenue from grants in the nine months ended September 30, 2025 which is expected to be recognized later in 2025.

Research and Development Expenses

Research and development expenses were approximately $0.9 million and $2.5 million in the nine months ended September 30, 2025 and 2024, respectively, primarily related to internal research and development costs, as well as our cooperative research and development agreement with the U.S. Department of Energy.

Administrative and Selling Expenses

Administrative and selling expenses were approximately $6.2 million in the nine months ended September 30, 2025, and $7.0 million in the nine months ended September 30, 2024.

Sublease income

The Company earned sublease income of $0.1 million in the nine months ended September 30, 2024. The sublease was terminated in April 2024.

Credit Loss – Customer Contracts

We recognized credit losses on customer contracts of $0.5 million during the nine months ended September 30, 2025, which was an decrease of $3.8 million from September 30, 2024.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability amounting to nil and $0.1 million was due to the change in fair value of the Private Placement Warrants and Working Capital Warrants for the nine months ended September 30, 2025 and 2024, respectively.

Finance income / (expenses), net

The Company accrued interest expense of $(1.3) million related to the short term note payable and the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the nine months ended September 30, 2025.

The Company accrued interest expense of $(0.3) million related to the loss contingency accrued in relation to the decision of F.E.R. in the amount of approximately €4.5 million for the nine months ended September 30, 2024.

Loss contingency

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. in the amount of approximately €4.5 million. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. On July 1, 2025, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with F.E.R.. Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay F.E.R. €5,366,625.55 with such payment to be made in monthly installments of €35 thousand beginning on September 1, 2025, however, the Company was delayed until October 2025 with the first payment. The Company will be entitled to a reduced settlement amount totaling €4,366,625.55 if payment is made by no later than June 30, 2026. In exchange for such reduced settlement amount, both Parties agreed to a mutual release of claims against the other Party.

Net gains/ (losses) on disposal/write-offs of property, plant and equipment and intangible assets

We recognized losses of $(12.7) million during the nine months ended September 30, 2024, which is an decrease of $12.7 million to September 30, 2025. The losses primarily relate to the disposal of certain coating machines at the Hood Park facility and the termination of the Hood Park lease.

Liquidity and Capital Resources

At September 30, 2025 and for the nine months then ended, the Company had $0.5 million in cash and cash equivalents, used $0.9 million of cash in operating activities, had $1.8 million in current assets and $17.8 million in current liabilities, leaving the Company a working capital deficit of $(16.0) million.

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

The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2025 and 2024, and the changes between periods.

	Nine Months Ended September 30, (Unaudited)
(Amounts in thousands)	2025	2024	$ change	% change
Net Cash provided by / (used in) Operating Activities	$(895)	$3,088	$(3,983)	(129.0)%

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	-	300	(300)	(100.0)%
Purchases of property and equipment	(6)	(28)	22	(78.8)%
Purchases of intangible assets	(24)	-	(24)	N/A
Net Cash provided by / (used in) Investing Activities	$(30)	$272	$(302)	(111.0)%

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and paid-in capital	1,249	282	967	342.9%
Repayments of debt	(2,032)	-	(2,032)	N/A
Proceeds from borrowings	2,901	-	2,901	N/A
Net cash provided by Financing Activities	$2,118	$282	$1,836	651.1%

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$1,193	$3,642	$(2,449)	(67.2)%
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1,106)	274	(1,380)	(503.6)%
Net cash provided by / (used in) discontinued operations:
Cash used in operating activities	-	(8,317)	8,317	(100.0)%
Cash provided by financing activities	-	543	(543)	(100.0)%
Net cash used in discontinued operations	-	(7,774)	7,774	(100.0)%
Net decrease in cash and cash equivalents	87	(3,858)	3,945	(102.3)%
Cash and cash equivalents at the beginning of period	381	4,050	(3,669)	(90.6)%
Cash and cash equivalents at the end of period	$468	$192	$276	143.8%

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

Net cash provided by / (used in) operating activities was approximately $(0.9) million and $3.1 million for the nine months ended September 30, 2025 and 2024, respectively, which related to outflows in connection with administrative and selling expenses, research and development expenses, and costs associated with insurances services and other personnel costs.

Cash Flows provided by / (used in) Investing Activities

Advent’s cash flows provided by / (used in) investing activities was approximately $(30) thousand and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively, and which mostly related to the acquisition and sale of plant and equipment, respectively.

Cash Flows provided by Financing Activities

Advent’s cash flows provided by financing activities was approximately $2.1 million for the nine months ended September 30, 2025, which represents issuance from common stock and net proceeds from borrowing less repayments.

Advent’s cash flows from financing activities was approximately $0.3 million for the nine months ended September 30, 2024, which related to the net cash proceeds from the sale of shares under the Lincoln Park facility.

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

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. As of September 30, 2025 and December 31, 2024, Advent recognized contract assets of $0.6 million and $0.6 million, respectively, on the consolidated balance sheets.

Advent recognizes contract liabilities when we receive customer payments or have the unconditional right to receive consideration in advance of the performance obligations being satisfied on our contracts. We receive payments from customers based on the terms established in our contracts. Contract liabilities are classified as either current or long-term liabilities in the consolidated balance sheets based on the timing of when we expect to recognize the related revenue. As of September 30, 2025 and December 31, 2024, Advent recognized contract liabilities of $4.1 million and $3.2 million, respectively, in the consolidated balance sheets.

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

For the nine months ended September 30, 2025 and 2024, net income tax (expenses) benefits of $(1) thousand and $0.1 million, respectively, have been recorded in the consolidated statements of operations. Advent is currently not aware of any issues under review that could result in significant accruals or material deviation from its position. Advent is subject to income tax examinations by major taxing authorities.

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

Warrant Liability

Advent accounts for the 878,985 warrants (comprising of 813,314 Public Warrants and 65,671 Private Placement Warrants) issued in connection with the initial public offering and the 13,333 Working Capital Warrants issued at the consummation of the Business Combination in accordance with ASC 815-40-15-7D. If the warrants do not meet the criteria for equity treatment, they must be recorded as liabilities. We have determined that only the Private Placement Warrants and Working Capital Warrants must be recorded as liabilities and accordingly, we classify these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined using either the quoted price, if available, or was based on a modified Black-Scholes-Merton model. The fair value of the Private Placement Warrants and the Working Capital Warrants has been determined based on a modified Black-Scholes-Merton model for the nine months ended September 30, 2025 and 2024.

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

The following tables show a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended September 30, 2025 and 2024.

EBITDA and Adjusted EBITDA	Three months ended September 30, (Unaudited)			Nine months ended September 30, (Unaudited)
(in Millions of US dollars)	2025	2024	$ change	2025	2024	$ change
Net income (loss) from continuing operations	$8.62	$(9.61)	18.23	$1.55	$(29.24)	30.79
Depreciation of property and equipment	0.17	0.17	-	0.56	1.22	(0.66)
Amortization of intangibles	0.01	-	0.01	0.02	-	0.02
Finance income / (expenses), net	0.68	0.01	0.67	1.25	0.30	0.95
Loss contingency	-	-	-	1.03	4.87	(3.84)
Other income / (expenses), net	(11.73)	-	(11.73)	(11.73)	-	(11.73)
Foreign exchange differences, net	0.03	1.67	(1.64)	(0.36)	1.84	(2.20)
Income taxes	-	-	-	-	(0.06)	0.06
EBITDA	$(2.22)	$(7.76)	(5.54)	$(7.67)	$(21.07)	(13.39)
Net change in warrant liability	-	-	-	-	(0.06)	0.06
Adjusted EBITDA	$(2.22)	$(7.76)	(5.54)	$(7.67)	$(21.13)	(13.45)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Advent is exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

Advent holds cash and cash equivalents for working capital, investment and general corporate purposes. As of September 30, 2025, Advent had an unrestricted cash balance of approximately $0.5 million, consisting of operating and savings accounts which are not affected by changes in the general level of U.S. interest rates. Advent has short-term debt of $1.8 million.

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

As described below, based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q, management identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our Chief Executive Officer (currently also serving as Interim Chief Financial Officer) has concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized, and reported as and when required.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment and the evaluation of those criteria, management, including our Chief Executive Officer (currently also serving as Interim Chief Financial Officer), concluded that our internal control over financial reporting was not effective as of September 30, 2025, due to the material weaknesses described below.

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

Remediation Plan

Following the identification of the material weaknesses in our internal control over financial reporting as of September 30, 2025, and with the oversight of the Audit Committee of our Board of Directors, we will commence remediation efforts to enhance our control environment.

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

Except as otherwise noted above and also under “Remediation Plan,” including the on-going remediation efforts described, there were no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(f)) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weaknesses, described above, will constitute changes in our internal control over financial reporting, prospectively, when such remediation plans are effectively implemented

PART II—OTHER INFORMATION

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

On August 16, 2024, the Company was informed that an arbitration decision and award was decided in favor of F.E.R. fischer Edelstahlrohre GmbH (“F.E.R.”), pursuant to the arbitration provisions of the Share Purchase Agreement dated June 25, 2021, whereby the Company acquired SerEnergy and FES on August 31, 2021. The arbitration was held in Frankfurt am Main, Germany in accordance with the Arbitration Rules of the German Arbitration Institute. The award in favor of F.E.R. is in the amount of approximately €4.5 million euro. The Company appealed the decision and instructed its counsel to file a motion with the Higher Regional Court of Frankfurt to set aside the arbitral award. On July 1, 2025, the Company entered into a settlement agreement and release (the “Settlement Agreement”) with F.E.R.. Pursuant to the terms of the Settlement Agreement, the Company has agreed to pay F.E.R. €5,366,625.55 with such payment to be made in monthly installments of €35 thousand beginning on September 1, 2025, however, the Company was delayed until October 2025 with the first payment. The Company will be entitled to a reduced settlement amount totaling €4,366,625.55 if payment is made by no later than June 30, 2026. In exchange for such reduced settlement amount, both Parties agreed to a mutual release of claims against the other Party.

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

Date: November 17, 2025	ADVENT TECHNOLOGIES HOLDINGS, INC.

	By:	/s/ Gary Herman
Gary Herman
Interim Chief Financial Officer